Form 10QSB
period 2002-09-30
RESTAURANT TRAINING CORP
filed 2002-10-07
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                          Commission File No. 000-33005


                         RESTAURANT TRAINING CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           TEXAS                     26-00040431
             -------------------------------     -------------------
             (State or other jurisdiction of       (IRS Employer
             Incorporation or Organization)      Identification No.)

                 3450 Palencia Dr., #2203, Tampa, Florida  33618
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (813) 265-3549
                                 (209) 254-8191 Fax
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at October 1, 2002
           -----                                 -----------------------------

Common Stock, $1.00 par value                              5,000,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                         RESTAURANT TRAINING CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended September 30, 2002 (unaudited)
                    for the period ended December 31, 2001 (audited)....3

                  Statement of Operations (unaudited)
                    for the three months ended September 30, 2002
                    and the three months ended September 30, 2001
                    and the nine months ended September 30, 2002
                    and the nine months ended September 30, 2001........4

                  Statement of Cash Flow (unaudited)
                    for the three months ended September 30, 2002
                    and the three months ended September 30, 2001
                    and the nine months ended September 30, 2002
                    and the nine months ended September 30, 2001........5


                  Notes to Financial Statements (unaudited).............7


Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................10


                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................14

Item 2.           Changes in Securities and Use of Proceeds............14

Item 3.           Defaults Upon Senior Securities......................14

Item 4.           Submission of Matters to a Vote of Security Holders..14

Item 5.           Other Information....................................14

Item 6.           Exhibits and Reports on Form 8-K.....................14

                  Signatures...........................................14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                    September 30,   December 31,
                                                        2002           2001
                                                     (unaudited)     (audited)
                                                     -----------   ------------
                                     ASSETS

Current assets:                                        $     -        $     -
                                                       -------        -------
    Total current assets                               $     -        $     -
                                                       -------        -------

                                   LIABILITIES

Current liabilities:
    Note payable to stockholder                        $ 2,500        $     -
                                                       -------        -------
    Total current liabilities                          $ 2,500        $     -
                                                       =======        =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding      $5,000,000     $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                     -              -
    Additional paid in capital                      (4,995,000)    (4,995,000)
    Accumulated deficit                                 (7,500)        (5,000)
                                                    -----------    -----------
    Total stockholders' equity                          (2,500)             -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        -     $        -
                                                    ==========     ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Month      Three Month      Nine Month        Nine Month      Cumulative
                                                     Period           Period           Period            Period          During
                                                      Ended            Ended            Ended             Ended        Development
                                                     9/30/02          9/30/01          9/30/02           9/30/01          Stage
                                                  -------------    -------------    -------------    -------------    -------------

REVENUE                                                  $    -          $    -           $    -          $    -            $    -

OPERATING EXPENSES
  Consulting services                                         -               -                -               -             5,000
  Professional fees                                       2,500               -            2,500               -             2,500
                                                       ---------       ---------        ---------       ---------         ---------
  Total operating expenses                                2,500               -            2,500               -             7,500
                                                       ---------       ---------        ---------       ---------         ---------
 (Loss) on operations                                    (2,500)              -           (2,500)              -            (7,500)
                                                       =========       =========        =========       =========         =========

Net income (loss)                                        (2,500)              -           (2,500)              -            (7,500)
                                                       =========       =========        =========       =========         =========
Earnings (loss) per common share

    Basic                                                 NIL             NIL               NIL            NIL               NIL
                                                       =========       =========        =========       =========         =========
    Fully diluted                                         NIL             NIL               NIL            NIL               NIL
                                                       =========       =========        =========       =========         =========
Weighted average number of shares
    Basic                                              5,000,000       5,000,000        5,000,000       5,000,000         5,000,000
                                                       =========       =========        =========       =========         =========
    Fully diluted                                      5,000,000       5,000,000        5,000,000       5,000,000         5,000,000
                                                       =========       =========        =========       =========         =========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Month      Three Month      Nine Month        Nine Month      Cumulative
                                                     Period           Period           Period            Period          During
                                                      Ended            Ended            Ended             Ended        Development
                                                     9/30/02          9/30/01          9/30/02           9/30/01          Stage
                                                  -------------    -------------    -------------    -------------    -------------


Cash flows from operating activities:
   Net (loss) earnings                             $  (2,500)       $       -       $   (2,500)         $       -        $  (7,500)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Common stock issued in connection with
        consulting services                                -                -                -                  -            5,000
      Professional fees                                2,500                -            2,500                  -            2,500
                                                    --------         --------         --------           --------         --------
   Total adjustments                                   2,500                -            2,500                  -            7,500
                                                    --------         --------         --------           --------         --------
   Net cash provided by (used) in operations        $      -         $      -         $      -           $      -         $      -
                                                    --------         --------         --------           --------         --------

Net increase (decrease) in cash                     $      -         $      -         $      -           $      -         $      -

Cash at beginning of the period                            -                -                -                  -                -
                                                    --------         --------         --------           --------         --------
Cash at end of the period                           $      -         $      -         $      -           $      -         $      -
                                                    ========         ========         ========           ========         ========


                                       RESTAURANT TRAINING CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                             JANUARY 18, 1994 (INCEPTION) TO SEPTEMBER 30, 2002
                                                 (UNAUDITED)

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                                      DURING THE
                                         COMMON STOCK       PAID-IN   DEVELOPMENT
                                     SHARES      AMOUNT     CAPITAL      STAGE          TOTAL
                                   ----------  ----------  ----------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                       $       -   $      -    $      -    $         -   $       -

  February 7, 1994, issuance
   of common stock for services        5,000      5,000           -              -       5,000

  May 29, 1994, issuance of
   common stock with 1,000-
   for-1 stock split               4,995,000  4,995,000  (4,995,000)             -           -

  Net loss during period                   -          -           -         (5,000)     (5,000)
                                   ---------- ----------  ----------   ------------  ----------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $   (5,000) $        -
                                   ========== ========== ===========   ============  ==========

  Net loss during period                   -          -           -         (2,500)     (2,500)
                                   ---------- ----------  ----------   ------------  ----------

BALANCE, SEPTEMBER 30, 2002        5,000,000 $5,000,000 $(4,995,000)    $   (7,500) $   (2,500)
                                   ========== ========== ===========   ============  ==========


                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

Restaurant Training Corporation ("RTC" and formerly Sitra Investments, Inc. "Sitra") a Texas corporation organized on January 18, 1994 is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, establishing its accounting systems and other administrative functions.

RTC's strategy is assist both franchised and non-franchised restaurants to organize, properly train and retain their employees.

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months and nine-months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual report filing and registration statement filings. These financial statements should be read in conjunction the with audited financial statements and notes thereto for the fiscal year ended on December 31, 2001 contained in the RTC's Registration Statement on Form 10-SB filed on July 24, 2002.

Going Concern
-------------

RTC's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. RTC has incurred losses from its inception on January 18, 1994 through September 30, 2002. RTC does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, RTC will need, among other things, additional capital resources. Management is currently pursuing various sources of funding, but cannot give any assurances that it will be successful in accomplishing any of its plans or securing the funding necessary to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure the necessary funding to implement its business plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------

RTC records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates.

Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, RTC has an accumulated loss of $ 7,500 for income tax purposes, which can be used to offset future taxable income through 2009. The potential tax benefit of this loss is estimated as follows:


                Future tax benefit     $  1,125
                Valuation allowance      (1,125)
                Net tax benefit        $      -
                                       ---------

At September 30, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

Fiscal Year
-----------

RTC elected December 31 as its fiscal year end.


Earnings per Share
------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity.

NOTE B - STOCK ISSUANCES AND STOCK SPLIT

On February 7, 1994, 5,000 shares of Sitra $1.00 par value common stock was issued to the President of Sitra Investments, Inc. for services rendered for the incorporation and organization of RTC. The value of the services rendered to RTC was valued at $5,000. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

On May 21, 1994, the Board of Directors of Sitra authorized an 1,000 for 1 stock split of Sitra's $1.00 par value common stock. As a result of the split, 4,995,000 additional shares were issued, and additional paid in capital was reduced by $4,995,000. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

NOTE C - STOCK RIGHTS AND PRIVILEGES

Common Stockholders
-------------------

Each common stockholder is entitled to one vote on each matter on which the share is entitled to vote and, subject to the rights of the preferred stockholders, when, and if declared by the Board of Directors, out of funds legally available therefore, dividends payable in cash, stock otherwise.

Upon any liquidation, dissolution or winding-up of RTC, whether voluntary or involuntary, and after the holders of the preferred stock have been paid in full the amounts to which they respectively shall be entitled or a sum sufficient for such payment in full shall have been set aside, the remaining net assets of RTC shall be distributed pro-rata to the common stockholders.

Preferred Stockholders
----------------------

The Board of Directors is authorized to provide for the issuance of preferred shares from time to time in one or more series of any number of shares of preferred stock, and to establish the number of shares included in each series. In each individual series the Board of Directors shall determine the distinctive designation of the number of shares of the series, relative rights, preferences, qualifications and limitations of the shares of each such series.

NOTE D - AMENDMENT TO ARTICLES OF INCORPORATION

On May 1, 2001 Sitra approved an amendment to its articles of incorporation to
(a) change the name of the company from Sitra Investments, Inc. to Restaurant Training Corporation; (b) increase the number of common shares from 10,000,000 to 50,000,000; and (c) increase the number of preferred shares from 500,000 to 10,000,000. The amendments were received by the State of Texas and have been found to conform to law on January 15, 2002.

NOTE E - SECURITIES REGISTRATION

RTC is in the process of filing a From 10-SB with the Securities and Exchange Commission for the purpose of registration of securities as a small business under Section 12(g) of the Exchange Act of 1934.

Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current view(s) regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Overview

     We are a development stage company involved in assisting both franchised and non-franchised restaurant businesses organize, properly train, and retain their employees. The majority of our time has been spent on developing our business plan and trying to raise investment capital. We anticipate these areas will continue to consume the majority of our time over the next six to twelve months.

Results of Operations

     For the ease of reference, we refer to the current fiscal year ending December 31, 2002 as fiscal 2002.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company and do not anticipate generating any revenue for the remainder of fiscal 2002.

Expenses

     For the nine-month period ended September 30, 2002 we did incurred professional fees of $2,500 which were related to our independent audit. One of our stockholders loaned us the funds to cover the audit expense. This compares to no expenses incurred during the nine-month period ended September 30, 2001.

     We do not anticipate incurring any additional material expenses until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For the nine-month period ended September 30, 2002 we incurred a loss of ($2,500), or NIL per share, which was directly related to our audit expense. This compares to NIL for the nine-month period ended September 30, 2001.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of September 30, 2002, we had no assets.

     As of September 30, 2002, we had liabilities consisting of a note outstanding to a stockholder. This note bears no interest and is payable upon demand. Beyond this note outstanding we had no other liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2002.


Plan of Operation

General

     We are a development stage consulting company involved in assisting both franchised and non-franchised restaurant businesses organize, properly train, and retain their employees. Through proper organization, training, and follow-up many restaurant properties experience increases in average sales per guest, overall food and liquor sales increases, and improved employee/employer relationships.

     Our objective is to develop and administer seminar-type and on-site training programs for the restaurant industry. We intend to provide our services to both franchised and non-franchised restaurant businesses to improve their servers' up-selling capabilities, kitchen staff's efficiencies and bartender salesmanship. Our services will be provided in the following categories:

- corporate manuals - most non-franchised restaurants do not have sets of standard operating procedures (SOPs) for employees to reference. We will assist these businesses in creating suitable SOPs to provide passive training and reference for all employees;

- manager training - we will consult with restaurant businesses to provide specific hands-on manager training. A restaurant business's general staff is only as good as its on-site managers;

- seminar training - we will conduct seminars for the general training and education of restaurant employees in various up-selling methods, guest greeting techniques, kitchen ticket monitoring, bartender serving methods, and how to handle various guest complaints and requests;

- on-site training - we will offer our services to directly work with servers, kitchen staff and bartenders on-site to improve their professionalism and sales abilities; and

- new restaurant openings - we will provide consulting services to help staff, train and open new restaurant properties. Many new non-franchised restaurant businesses have difficult times because they open with an unprepared staff. It is our goal to assist these operations and prepare them to succeed when they open their doors for the first time.

Early  Capitalization

     On January 18, 1994 (inception), we issued 5,000 shares of our common stock valued at $5,000 to our incorporator in exchange for his services and out-of-pocket expenses associated with our incorporation and initial organization.

Future Operations

     Because we remain a start-up development company with limited capital resources, it may be necessary for our executive officers and directors to either advance us funds or to accrue expenses until such time we can obtain outside investment capital. Management intends to hold expenses to a minimum and to obtain services, if possible, on a contingency basis or through the issuance of our common stock. Furthermore, none of our officers or directors shall receive any compensation, cash or otherwise, until we are successful in raising sufficient funds to properly execute our business plan.

     It is very clear to us that our present sources of funding will not be sufficient to properly launch our business plan and commence full-scale operations. Management's primary task at the present time is to create enough interest from outside investors to raise sufficient levels of capital to commence the execution of our business plan. Presently we anticipate that we will need to raise a minimum of $250,000 from outside investors to properly execute our business plan.

     Management is evaluating the feasibility of conducting a limited offering or private placement of our securities. Such offerings would probably require us to register securities for sale with the SEC. The cost of undergoing such a registration might be prohibitive and could prevent us from obtaining the investment capital we need to commence execution of our business plan.

Cash Requirements and Need For Additional Capital

     We anticipate minimal cash requirements until we commence a full-scale execution of our business plan. Until such a time we anticipate our executive officers and directors will cover any cash requirements which are expected to be no more than $6,000 over the course of the next twelve months. However, because there is no formal agreements in place with any of our executive officers and directors, no assurances can be given that they will provide for any cash shortfalls or that any cash shortfalls can be deferred or paid for through the issuance of common stock.

     One exception to the aforementioned is our independent auditor must be paid in cash. Should our executive officers and directors choose not to cover the cash cost of our auditing requirements we would become noncompliant with current Securities and Exchange Commission filing requirements. Failure to retain our status as a reporting company would likely result in further limitations on our abilities to raise the necessary amount of investment capital to commence execution of our business plan.

Employees

     As of September 30, 2002, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

     None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We consider relations with our employees to be very good.

     We presently do not have any plans to add any additional employees to our staff. We may expand (or decrease) the size of our Board of Directors.
However, none of the members of our Board of Directors receives a salary or benefits in any form, nor do we have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors.

     We believe that the current efforts from our existing executive officers, supported by our Board of Directors, will prove satisfactory in enabling us to raise the necessary capital to properly execute our business plan. Should our executive officers and members of our Board of Directors fail to raise the necessary capital to execute our business plan, there will be inadequate resources to hire new personnel capable of possibly raising much needed funds and/or executing our business plan.

Property and Equipment

     We do not foresee any immediate needs to purchase or lease any new or additional facilities, property or equipment. We anticipate that any new property or equipment requirements will be commensurate with new funding and subsequent business developments.

Factors That May Affect Future Results

     The majority of management's efforts to date have centered around developing our business plan and preparing to become a fully registered and compliant company with the Securities and Exchange Commission (SEC). None of these activities are revenue generating.

     We believe that by becoming registered with the SEC it will simplify our task of raising capital from outside investors. Presently we anticipate we will need to raise a minimum of $250,000 from outside investors to properly execute our business plan.

     We have not conducted any talks - preliminary or otherwise - with any prospective investors, broker/dealers, banks or other sources of funds. Nor do we have any specific plans on how we will raise this necessary capital. However, such methods may include public or private sales of our equity, borrowings from institutions or individuals, venture capital, investments from possible angel investors, and other methods and/or sources that may become available to us.

     Until we can successfully raise sufficient capital we will remain dependent on our officers and directors to support our business operations and provide us with adequate capital for our ongoing capital needs. None of our officers or directors have entered into any agreements requiring them to provide for our capital needs. We can give no assurances that they will continue providing for our capital needs or that we will be able to raise sufficient capital to execute our business plan.

     Furthermore, our ability to raise capital by selling securities, equity and/or debt, and hence our liquidity, could be materially adversely affected by the general unease in the equities market, the limited availability of venture capital financing sources, and current worldwide general economic woes.

     If we fail to raise the necessary capital to commence full-scale operations, we may be forced into involuntary insolvency. Management intends to prevent accruing unnecessary expenses until sufficient funding has been procured to prevent such a situation from ever developing.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits
        --------

  Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)     Reports on Form 8-K
        -------------------

        None



SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: October 7, 2002              By: /s/ Victoria Z. Carlton
                                       ------------------------
                                       Victoria Z. Carlton
                                       President and CEO