Form 10QSB/A
period 2002-09-30
RESTAURANT TRAINING CORP
filed 2003-01-21
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


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


                  Notes to Financial Statements (unaudited).............7


Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................10


                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................15

Item 2.           Changes in Securities and Use of Proceeds............15

Item 3.           Defaults Upon Senior Securities......................15

Item 4.           Submission of Matters to a Vote of Security Holders..15

Item 5.           Other Information....................................15

Item 6.           Exhibits and Reports on Form 8-K.....................15

                  Signatures...........................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                    September 30,   December 31,
                                                        2002           2001
                                                     (unaudited)     (audited)
                                                     -----------   ------------
                                     ASSETS

Current assets:                                        $     -        $     -
                                                       -------        -------
    Total current assets                               $     -        $     -
                                                       -------        -------

                                   LIABILITIES

Current liabilities:
    Note payable to stockholder                        $ 2,500        $     -
                                                       -------        -------
    Total current liabilities                          $ 2,500        $     -
                                                       =======        =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding      $5,000,000     $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                     -              -

    Accumulated deficit                             (5,002,500)    (5,000,000)

                                                    -----------    -----------
    Total stockholders' equity                          (2,500)             -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        -     $        -
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

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                                      DURING THE
                                         COMMON STOCK       PAID-IN   DEVELOPMENT
                                     SHARES      AMOUNT     CAPITAL      STAGE          TOTAL
                                   ----------  ----------  ----------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                       $       -   $      -    $      -    $         -   $       -

  February 7, 1994, issuance
   of common stock for services        5,000      5,000           -              -       5,000

  May 29, 1994, issuance of
   common stock with 1,000-
   for-1 stock split               4,995,000  4,995,000           -     (4,995,000)          -

  Net loss during period                   -          -           -         (5,000)     (5,000)
                                   ---------- ----------  ----------   ------------  ----------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $         -    $(5,000,000) $        -
                                   ========== ========== ===========   ============  ==========

  Net loss during period                   -          -           -         (2,500)     (2,500)
                                   ---------- ----------  ----------   ------------  ----------

BALANCE, SEPTEMBER 30, 2002        5,000,000 $5,000,000  $        -    $(5,002,500) $   (2,500)
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


RTC was an unregistered public shell prior to the acquisition of a controlling interest by Victoria Carlton and Michael Hume (the President and Treasurer of RTC, respectively) in January 2002. All historical information is the result of the preceding operating entity, Sitra. Victoria Carlton and Michael Hume purchased 2,510,000 and 10,000 shares, respectively, at a price of $.001 per share from J. Scott Sitra in a private transaction.


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

Going Concern
-------------

RTC's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. RTC has incurred losses from its inception on January 18, 1994 through June 20, 2002. RTC does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In order to develop an established source of revenues, and achieve a profitable level of operations, RTC will need, among other things, additional capital resources. Management is currently seeking outside funding through various sources, including through debt and/or the sale of equity in RTC. However, there is no guarantee that management will be successful in procuring any outside funding, or if such funding does become available, that such funding will be on terms acceptable to us. Until such funding is secured, RTC will continue to rely on contributions from the executive officers and members of the Board of Directors to maintain compliance with its various state and federal filing requirements, including those with the Securities and Exchange Commission. Management, however, cannot provide any assurances that it will be successful in securing the necessary funding to properly execute RTC's business plan.

The ability of RTC to continue as a going concern is dependent upon its ability to successfully secure adequate investments from outside sources to commence the execution of its business plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if RTC is unable to continue as a going concern.


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


Ownership Structure
-------------------

As of December 31, 2001, J. Scott Sitra owned 5,000,000, or 100% of the issued and outstanding common shares. Mr. Sitra sold 2,100,000 shares to Stag Financial Group, Inc. (a company controlled by J. Scott Sitra) in January 2002 at a price of $.001 per share. Stag Financial Group will not participate in the ongoing operations of RTC other than continuing to assist with RTC's Edgar filing requirements. Furthermore, Stag Financial Group will not hold any significant participatory rights other than those held by all other owners of RTC's common stock.


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

On May 21, 1994, the Board of Directors of Sitra authorized a 1,000 for 1 stock split of Sitra's $1.00 par value common stock. The value of the common stock remained at $1.00 after the 1,000 for 1 split. Thus, RTC essentially effected a stock split in the form of a stock dividend. As a result of the split, 4,995,000 additional shares were issued, and deficit accumulated during the development stage was reduced by $4,995,000. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.


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

          Our objective is to develop and administer seminar-type and on-site training programs for the restaurant industry. We intend to provide our services to both franchised and non-franchised restaurant businesses to improve their servers' up-selling capabilities, kitchen staff's efficiencies and bartender salesmanship. Our services will be provided in the following categories:

- Manager Training. A key element to good service is having great on-site management. Managers will be trained in areas including guest service and interaction, employee relations aimed at minimizing employee turnover rates, food and beverage preparation and presentation, effective employee training methods to improve individual employee salesmanship, and general management techniques of running a restaurant and bar. We plan on offering custom tailored manager training to our clients that will encompass training in either specific areas that could be problematic for a particular client or a general training program encompassing all of our areas of training. We project these services will account for approximately 15% of our overall revenues.

- On-Site Training. We intend to offer on-site employee training services targeted at the single unit restaurant operation or for new restaurant properties preparing for their grand opening. We plan providing group training sessions within the actual restaurant for all of the employees, including servers, bartenders and kitchen staff. Areas we intend to train clients in include guest service and interaction, specific methods for improving individual service and salesmanship to increase tips, food expo and presentation techniques, food and drink preparation and presentation, and strategies for improved teamwork. We project these services will account for approximately 50% of our overall revenues.

- Seminar-type Training. In addition to our on-site training services aimed at single unit operations, we intend to offer seminar-type training to larger, multiunit restaurant businesses. Rather than visit each restaurant unit separately, the client can have all of its employees meet in one location for ongoing training purposes. While not typically as effective as the smaller group sessions found in on-site training, this method could be cost effective for the larger multiunit operations and can educate employees with key sales techniques for increasing sales and tips, new product rollouts and menu item introductions, and create better camaraderie and teamwork among its employees. We project these services will account for approximately 25% of our overall revenues.

- Standard Operating Procedures (SOPs)/Corporate Manuals. Independent restaurant businesses started by talented chefs or sole proprietors typically lack the discipline and organization found in the better known chains. While in the early stages of operations it makes little, if any, impact, over time and as the business grows and expands it becomes a critical weakness. In fact, in some instances the lack of SOPs can become a significant legal liability opening the door to unwanted and unwarranted lawsuits. We intend to offer services aimed at helping such restaurants develop a proper set of SOPs. These will not only provide a written guide for the existing employees and on-site managers, but for future generations of employees and, possibly, new owners. Our written SOPs will provide a basis for operations of the restaurant including front of the house (FOH), back of the house (BOH) and bar area(s). We will not pass upon the legality of our clients' SOPs, they will be required to seek independent legal counsel for such legal opinions. Our services will be aimed at assisting them in putting their collective operating procedures onto paper in an easy-to-understand format thereby creating a reference resource that addresses the various aspects of the restaurant's operation. We project these services will account for approximately 10% of our overall revenues.

     Our services will be offered independently to each client. Should the client wish to avail themselves of a variety of the services we intend to offer, then we might offer the services in a package deal with a nominal discount.


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

Cash Requirements and Need For Additional Capital

     Until we raise sufficient capital from outside sources to commence full-scale operations we anticipate our executive officers and directors will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including with the Texas Secretary of State, the Internal Revenue Service and the Securities and Exchange Commission. In the event we cannot secure funding, our basic cash requirements required to prevent insolvency are expected to be no more than $6,000 over the course of the next twelve months. However, because there is no formal agreements in place with any of our executive officers and directors, no assurances can be given that they will provide for any cash shortfalls or that any cash shortfalls can be deferred or paid for through the issuance of common stock.

     One exception to the aforementioned is our independent auditor must be paid in cash. If our executive officers and directors to not cover the cash cost of our auditing requirements. A failure to maintain current auditing of our corporate affairs would result in our failure to meet our future filing requirements with the SEC. Failure to retain our status as a reporting company could further limit our abilities to raise the necessary amount of investment capital to commence execution of our business plan.

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

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits
--------

99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(B)     Reports on Form 8-K
-------------------

      None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: January 21, 2003            By: /s/ Victoria Z. Carlton
                                       -----------------------
                                           Victoria Z. Carlton
                                           President and CEO