Form 10QSB/A
period 2002-09-30
RESTAURANT TRAINING CORP
filed 2003-02-04
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB


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


                                        2

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

RTC was an unregistered private shell with no operations prior to the acquisition of a controlling interest by Victoria Carlton and Michael Hume (the President and Treasurer of RTC, respectively) in January 2002. All historical information is the result of the preceding operating entity, Sitra, which had no operations. Victoria Carlton and Michael Hume purchased 2,510,000 and 10,000 shares, respectively, at a price of $.001 per share from J. Scott Sitra in a private transaction.

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

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through September 30, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is currently seeking outside funding through various sources, including through debt and/or the sale of equity in the Company. However, there is no guarantee that management will be successful in procuring any outside funding, or if such funding does become available, that such funding will be on terms acceptable to us. Until such funding is secured, the Company will continue to rely on contributions from the executive officers and members of the Board of Directors to maintain compliance with its various state and federal filing requirements, including those with the Securities and Exchange Commission. Management, however, cannot provide any assurances that it will be successful in securing the necessary funding to properly execute the Company's business plan.

The Company does not have formal agreements with any director or officer to provide for cash needs as they arise, has not obtained any revenue generating operations, or received outside funding to meet cash needs.

The Company is relying on the current officers and directors to fund such needs. To the extent the officers and directors will not continue to fund such needs, operations as they currently exist will cease.

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

Ownership Structure
-------------------

As of December 31, 2001, J. Scott Sitra owned 5,000,000, or 100% of the issued and outstanding common shares. Mr. Sitra sold 2,100,000 shares to Stag Financial Group, Inc. (a company controlled by J. Scott Sitra) in January 2002 at a price of $.001 per share. Stag Financial Group will not participate in the ongoing operations of RTC other than continuing to assist with RTC's Edgar filing requirements. Furthermore, the rights held by Stag Financial Group and the other minority shareholders are not significant participatory rights other than those held by all other owners of RTC's common stock.

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

On May 21, 1994, the Board of Directors of Sitra authorized a 1,000 for 1 stock split of Sitra's $1.00 par value common stock. The value of the common stock remained at $1.00 after the 1,000 for 1 split. Thus, RTC essentially effected a stock split in the form of a stock dividend. As a result of the split, 4,995,000 additional shares were issued, and additional paid in capital was reduced by $4,995,000. Additional paid in capital was reduced as RTC did not have sufficient retained earnings to absorb the transfer to capital. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.


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

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits
        --------

99.1* Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*   Certification by Treasurer and Secretary pursuant to 18 U.S.C. Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification by Principle Executive Officer pursuant to Rule 13a-14 of the Exchange Act.

99.4 Certification by Principle Financial Officer pursuant to Rule 13a-14 of the Exchange Act.

* Incorporated by reference on Form 10-QSB/A filed January 21, 2003.

(B)     Reports on Form 8-K
        -------------------

        None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: February 4, 2003            By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO