Form 10QSB/A
period 2002-09-30
RESTAURANT TRAINING CORP
filed 2003-02-19
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                 AMENDMENT NO. 3
                                       TO
                                   FORM 10-QSB


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

Item 3.           Controls and Procedures..............................15

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................15

Item 2.           Changes in Securities and Use of Proceeds............15

Item 3.           Defaults Upon Senior Securities......................15

Item 4.           Submission of Matters to a Vote of Security Holders..15

Item 5.           Other Information....................................16

Item 6.           Exhibits and Reports on Form 8-K.....................16

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

The Company's current officers and directors (Victoria Carlton and Michael Hume) have agreed to provide for the Company's minimal cash needs through the end of the fiscal year ending December 31, 2003. These minimal cash needs are estimated to be no more than $6,000.

The Company is relying on the current officers and directors to fund such needs. To the extent the officers and directors decide not continue to fund such needs beyond December 31, 2003, no outside funding is ever secured, and/or the Company fails to generate sufficient revenues to cover such cash costs, operations as they currently exist will cease.

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


Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: February 14, 2003           By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO


                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Victoria Z. Carlton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Restaurant Training Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 31, 2003        /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Michael Hume, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Restaurant Training Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 31, 2003        /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation