Form 10KSB
period 2002-12-31
RESTAURANT TRAINING CORP
filed 2003-03-31
CIK 1177166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number: 000- 49945

                         Restaurant Training Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    TEXAS                              26-0004043
           ----------------------               ----------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
                    incorporation)



     3450 Palencia Dr., #2203, Tampa, Florida          33618
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code: (813) 265-3549


                    Securities registered pursuant to Section
                                12(b) of the Act:

          Title of each class Name of each exchange on which registered
                                      NONE

                    Securities registered pursuant to Section
                                12(g) of the Act:

                          Common Stock, $1.00 par value
                     ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant's revenues for its fiscal year ended December 31, 2002 were $-0-.

The aggregate market value of the voting stock on March 25, 2003 (consisting of Common Stock, $1.00 par value per share) held by non-affiliates was approximately $3,600 based upon the most recent private sales price for such Common Stock on said date ($0.02). On such date, there were 5,000,000 shares of Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


TABLE OF CONTENTS

RISK FACTORS ................................................................ 3

PART I ...................................................................... 6
     Item 1.  Description of Business ....................................... 6
     Item 2.  Description of Property ...................................... 12
     Item 3.  Legal Proceedings ............................................ 12
     Item 4.  Submission of Items to a Vote of Security Holders ............ 12

PART II  ................................................................... 12
     Item 5.  Market for Common Equity and Related Stockholder Matters ..... 12
     Item 6.  Management's Discussion and Analysis or Plan of Operation .... 14
     Item 7.  Financial Statements ......................................... 19
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 19

PART III ................................................................... 19
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act  ........... 19
     Item 10. Executive Compensation ....................................... 20
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management ................................................... 20
     Item 12. Certain Relationships and Related Transactions................ 22
     Item 13. Exhibits and Reports on Form 8-K ............................. 22

SIGNATURES ................................................................. 23

INDEX TO FINANCIAL STATEMENTS .............................................. F-1

     This report includes statements that are based on forecasts and intentions concerning our operations, capital requirements, economic performance and financial condition, in particular, statements regarding intended plans for future operations and expectations of future operating performance. Such statements are subject to various risks and uncertainties. Actual results may differ, and could differ materially, from those currently anticipated due to a number of factors, including those under the Risk Factors set forth below.

                                  RISK FACTORS

We are a development stage company with no operating history for you to evaluate our business.

     We began developing our business plan in January 2002 and are only in the very early stages of development. Because we have no operating history, it is difficult to evaluate our business and future prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development. Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to be profitable, investors may lose all of their investment.

     We project that we will need a minimum of $250,000 over the next 12 months to commence full scale operations and properly execute our business plan. These funds will be spent as follows:

     Legal and accounting fees                 $20,000
     Office/seminar space lease                 54,000
     Office furniture/equipment                 40,000
     Marketing and advertising                  35,000
     Design and printing                        27,000
     Salaries                                   50,000
     Working capital reserve                    24,000
     -------------------------------------------------
                                              $250,000


We have incurred operating losses since the inception of our business, and anticipate continued losses for the foreseeable future.

     As of December 31, 2002, we had no revenues and an accumulated deficit of ($7,500). We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to incur varied operating expenses and, as a result, will need to generate considerable revenues to achieve profitability, which may never occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.


We are dependent upon management to fund our ongoing operations, and cannot be certain that future financing will be available to us or on acceptable terms when we need it.

     We currently do not have enough working capital to satisfy our capital needs. We are currently dependent upon our management, particularly our President and Chief Executive Officer, Victoria Z. Carlton, to fund our ongoing operations. We have no written agreements with any member of management requiring them to fund our ongoing operations and address our capital needs. Additionally, we can give no assurances that any of our current or future fundraising efforts will be successful or that management will continue to fund our ongoing operations.

We depend on Victoria Z. Carlton, our President and Chief Executive Officer. The loss of her services, or future key personnel, could harm our business.

     Our business is dependent on Victoria Z. Carlton, our President and Chief Executive Officer. We do not have an employment agreement with Ms. Carlton. Should we lose Ms. Carlton's services we could have great difficulty replacing her with another qualified officer, which could result in us failing to properly execute our business plan and, ultimately, failing to generate sufficient revenues to achieve profitability. Also, we presently do not have any type of "key-man" life insurance on Ms. Carlton.


Our President and Chief Executive Officer has divided responsibilities and possible conflicts of interest.

     Our President and Chief Executive Officer, Victoria Z. Carlton, is also an officer and director at Premier Development & Investment, Inc. Although Ms. Carlton is active in our management, she does not devote her full time and resources to our business. Because Ms. Carlton has these divided responsibilities she may not be able to devote enough time to properly execute our business plan which could result in missed business opportunities and worse-than-expected operating results. Ms. Carlton does not intend to spend more than 20 hours per week working for us.

     Furthermore, because she is an officer and director at Premier Development & Investment, Inc., a developer and operator of theme-based restaurant and bar properties, she could encounter potential conflicts of interest between her divided responsibilities. Although we are involved in different aspects of the same industry, there are no agreements in place to prevent Ms. Carlton from redirecting our future clients and/or business opportunities to Premier Development & Investment, Inc. Additionally, we do not have a formal policy for the resolution of any such conflicts of interest should they arise.


Our industry is historically seasonal.

     Our industry is historically seasonal, with industry sales volumes generally higher during the spring and summer months and lower in the fall and winter months. Severe weather, storms and similar conditions may impact industry sales volumes and limit demand for our services therefore preventing our business from generating enough revenues to reach profitability, or if profitability is ever reached, fail to maintain such profitability.


Our business is subject to various government regulations.

     Our operations are subject to various general federal, state and local laws governing such matters as wages, working conditions, citizenship requirements and overtime pay that affects most U.S. businesses. Some states have set minimum wage requirements higher than the federal level. Accordingly, should we ever develop a staff of hourly workers, increases in the minimum wage will increase our labor costs.

     Other governmental initiatives such as mandated health insurance, if ever implemented, could adversely affect us by significantly increasing our labor costs. We could also become subject to the Americans With Disabilities Act of 1990, which, among other things, could require certain renovations to our future offices and other properties, if any, to meet federally mandated requirements.

     In addition to the government regulations we are subject to, our prospective clients on are subject to numerous additional government regulations, including regulation by federal agencies to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and bars. We do not intend to offer any consulting or training services to our clients in relation to these and other government regulations of our clients.
It is our intent to refer them to proper legal counsel on such matters and avoid any potential liabilities that may arise from these various government regulations.


We have anti-takeover provisions which may make it difficult to replace or remove our current management.

     Our Articles of Incorporation authorizes the issuance of up to ten-million (10,000,000) shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors may, without requiring shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock. The ability of our Board of Directors to issue preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be in our stockholders' best interests.


Management control discourages takeovers and affects value.

     Our President and Chief Executive Officer, Victoria Z. Carlton, currently owns 2,510,000 shares of our issued and outstanding common stock which represents a majority ownership of 50.2% of all issued and outstanding shares. Hence, outside investors have little, if any, control over management. Ms. Carlton can effectively control our corporate direction without worry from being ousted from her current positions. Furthermore, this concentration of control will discourage any potential takeover attempts and any investment in us by persons who might wish to eventually acquire a controlling interest in us.


Our independent auditor's opinion contains a "going concern" qualification which raises "substantial doubt" to our ability to continue as a going concern.

     The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes there is "substantial doubt" that we will be able to continue as a going concern. See "Independent Auditors' Report" on page F-2. The auditor notes that we remain a development stage company and that we are dependent upon the Company's ability to attract sufficient outside investment meet its future financing requirements. We believe we are taking the steps necessary towards developing and implementing our business plan and are working towards generating sufficient levels of financing that will lead to the elimination of such qualification from our audited statements. However, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated or sustained in the future.


Our common stock is subject to the penny stock rules.

     The SEC has adopted a set of rules called the penny stock rules that regulate broker-dealer securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. In the event a market ever develops for our common stock, investors in our common stock may find it more difficult to sell their common stock.


FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth in this report. You should not place undue reliance on the forward-looking statements in this report, which speak only as to the date the statement is made.

     Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition or operating results. In such case, the trading price of our common stock, if a market should ever develop, could decline and you may lose part or all of your investment. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.


PART I

Item 1. Description of Business

Overview

     We are a development stage company involved in assisting both franchised and non-franchised restaurant businesses organize, properly train, and retain their employees. Through proper organization, training, and follow-up many restaurant properties experience increases in average sales per guest, overall food and liquor sales increases, and improved employee/employer relationships. Our initial sources of revenue are expected to be derived from the following services:

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

     As of the date of this registration statement we have not commenced any operations or begun to offer any of the above mentioned services. These are the services we intend to provide whenever, if ever, we are able to commence full scale operations. To date all of our efforts and limited resources have been spent on developing our business plan and seeking outside investment capital.
We will not be able to begin executing our business plan until we raise sufficient capital. At this time we estimate we need at least $250,000 in investment capital to commence full scale operations and begin executing our business plan.

     Our independent auditors have issued a "going concern" opinion which raises substantial doubts to our ability to remain in business, much less properly execute our business plan and ever achieve profitability, without securing any new investment capital.


Our Business Strategy

     Our objective is to develop and administer various consulting services and training programs - both on-site for single unit operations and seminar-type for larger, multiunit operations - for the restaurant industry. We intend to provide our services to both franchised and non-franchised restaurant businesses to improve their servers' up-selling capabilities, kitchen staff's efficiencies and bartender salesmanship. Our initial sources of revenue are expected to be derived from the following services:

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

     We have developed the following focal points and strategies we anticipate sharing with our clients and trainees as an inclusive part of our services:

     - Create a Fun, Energetic, Destination Drinking and Dining Experience. We wish to teach our clients on how to create and promote a fun, irreverent and socially interactive atmosphere. We intend to accomplish this by developing and maintaining a fun and festive atmosphere which should make their restaurants and bars fun and entertaining to their guests.

     - High Standard of Guest Service. We intend to impart a passionate belief of guest service to our clients, ranging from the general manager to the greeters, through intense training, constant monitoring and emphasizing consideration of their guests first and foremost in all decisions. Happy and satisfied guests tell their friends, family and coworkers about their experience, thus generating positive word-of-mouth advertising.

     - Pursue Disciplined Restaurant Growth. We will instill the virtues of disciplined expansion to our clients. Too many restaurant businesses have failed as a result of unchecked expansion. Through disciplined growth our clients will be able to better monitor new restaurant openings and make sure that their guests have a positive experience and leave wanting to return again soon.

     - Provide Superior Dining Value. We believe that for our client's guests to return they need to provide their guests with interesting, high quality entrees and drinks. We will train them that each restaurant should serve a unique variety of original entrees, drinks and limited souvenirs to increase the client's per guest check average (PGA).


Our Industry Overview

     In the United States, consumers are drinking and eating at restaurants and bars at ever increasing rates. According to the Department of Commerce, the restaurant industry generates approximately $257 billion in annual sales, an amount that represents roughly 35% of total consumer food expenditures.

     The restaurant industry is comprised of four basic segments: fast food, mid-scale, casual dining and fine dining. The industry itself is highly fragmented by the presence of thousands of independent "mom and pop" operators and small chains. We estimate that chain stores control approximately 61% of the fast food segment while controlling only about 22% of the other three segments combined.

     The well-known nationwide chains, especially the fast food variety, have their own internal training personnel. In some cases they even have entire training departments and special training facilities. These restaurant businesses rarely, if ever, utilize outside consultants to assist with training their managers and employees.

     This translates into a general market for our prospective services of approximately one-third of the fast food market and three-quarters of the other three more conventional dining markets. Our focus is on the latter since we estimate server and bartender training will comprise roughly 75% our of overall revenue.

     The consulting market for training managers, employees and assisting with corporate organization and grand openings is highly fragmented. The vast majority of consultants in this industry are individuals who are former restaurant managers, servers, kitchen staff and bartenders themselves.

     Because the training industry is an integral part of the restaurant industry as a whole, each is dependent upon the other for survival. We estimate the size of our industry as one-half of one-tenth of one percent (0.05%) of the overall restaurant industry which would make it a $128.5 million industry.

Operations and Management

     Our ability to effectively assist our client's in managing an operation including high volume restaurants and bars is critical to our overall success. In order to maintain quality and consistency at each of our clients' restaurant and bar properties we must carefully train their personnel and teach them how to properly supervise their personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and maintenance of the facilities. Our current executive officers are capable of overseeing our planned growth over the next two years. We plan on advising our clients on the following areas:

     - Recruiting. We will instill the need to actively recruit and select individuals who exhibit a passion for guest service. Our selection process we teach includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position.

     - Training. We believe that proper training is the key to exceptional guest services. There simply are no substitutes. Each new client will be trained how to implement our 12-week manager training program, which includes cross-training in all management duties. We will also teach our client's our non-management training program consisting of a two-week training program where they will learn all of food and drink offerings, operational procedures and the point-of-sale (POS) computer system.

     - Secret Shopper. We will advise our client's to implement a "secret shopper" program. Because we believe exceptional guest services are paramount to our client's success we will advise them on the benefits of using a secret shopper program to monitor quality control at all of their restaurants and bars. Secret shoppers are independent persons who visit a restaurant and test its food, beverages and service under the appearance of regular customers without the knowledge of restaurant's management or personnel knowing they are being evaluated. Secret shoppers typically visit on a periodic basis and report their findings to executive level management.

     In compliance with Item 101(b)(10) of Regulation S-B, we have incurred developmental expenses of $2,500, consisting of accounting fees, during the preceding two fiscal years. It is important to note that our company was a privately held shell company until January 2002 when our two executive officers Victoria Carlton and Michael Hume acquired a controlling interest in the privately held shell company. Since that time all of our developmental work has focused on voluntarily registering and complying with the Securities and Exchange Commission's rules and regulations to become and remain a fully reporting company and seeking prospective sources of investment capital.

Marketing, Advertising and Promotion

     Our marketing strategy is aimed at attracting new clients through more traditional and direct marketing avenues. We will focus on building a reputation among small restaurant businesses and expand into larger regional and, eventually, national chains.

     Initially we will rely on management's personal contacts in the industry to market our services. These contacts are comprised primarily of former co-workers in the restaurant industry consisting of servers, bartenders, managers and general managers. Because on-site management usually determines and makes recommendations to corporate offices or the independent restaurant owner regarding employee training and what needs to be done to maximize restaurant sales, we intend to focus on renewing and cultivating our relationships at this level in hopes of converting some of them into revenue producing clients. We anticipate spending approximately 4 months and $10,000 ($2,500 a month) on this phase of our marketing efforts.

     After this first-stage marketing effort has been exhausted, and depending on the success of our initial efforts, we will switch to more standardized marketing efforts targeting prospective local and regional clients, including:

- Direct Mail. This form of marketing would commence with bulk mailing "teaser" pieces to prospective clients which would be followed up upon request with more detailed literature. We anticipate on sending out 500 bulk mail pieces a week with a 1% response rate. This would be an ongoing campaign and is projected to cost an estimated $2,500 a month in direct printing, sorting, list purchases and mailing costs;

- Select Media Advertisements in Industry Publications. This type of marketing would encompass spot advertisements in industry and food magazines and newsletters. We plan on beginning this type of marketing, which is more costly than the former methods, no earlier than 6 months into our general marketing campaign. We anticipate running on average three such advertisements at an aggregate cost of approximately $10,000 per month.

- Telemarketing. We will use telemarketing resources to follow-up with our direct mailing efforts and leads generated by our media advertisements. Upon confirming a solid lead the lead will be passed on to one of our executive officers to try and convert it into a revenue generating client. We expect to commence telemarketing efforts a few weeks after our first bulk mailing. Telemarketing expenses are anticipated to run approximately $2,000 a month.

     From these efforts it is our ultimate goal to develop a following of satisfied clients and grow our client base through "word of mouth" advertising. We believe that this not only keeps marketing costs to a minimum, but is far more effective in generating new revenue producing clients.

     We do not intend to spend more than 10% of our gross revenues on marketing, advertising and promotion.


Competition

     The restaurant and bar industry is intensely competitive. We compete with other restaurant consultants and in-house training departments at larger chain-type restaurants. We compete against many well established competitors who have substantially greater financial resources and a longer history of operations than we do. These competitors' resources and market presence may provide them with advantages in marketing, purchasing and negotiating prices and contract terms. These factors may put us at a significant disadvantage when competing in some marketplaces.

     Additionally, because we are start-up business that has yet to commence operations, we face an monumental challenge entering this industry and building recognition for ourselves. We currently consider ourselves ranked below everyone we will be competing with, including independent consultants and in-house training departments. Furthermore, we do not expect this relative competitive ranking to improve until we are able to start consulting with actual revenue clients and enjoying the benefits of referrals from satisfied clients.

Employees

     As of March 25, 2003, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

     None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We consider relations with our employees to be very good.

Government Regulations

     Our operations are subject to various general federal, state and local laws governing such matters as wages, working conditions, citizenship requirements and overtime pay that affects most U.S. businesses. Some states have set minimum wage requirements higher than the federal level. Accordingly, should we ever develop a staff of hourly workers, increases in the minimum wage will increase our labor costs.

     Other governmental initiatives such as mandated health insurance, if ever implemented, could adversely affect us by significantly increasing our labor costs. We could also become subject to the Americans With Disabilities Act of 1990, which, among other things, could require certain renovations to our future offices and other properties, if any, to meet federally mandated requirements.

     Our prospective clients on the other hand are subject to numerous additional government regulations, including regulation by federal agencies to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and bars. We do not intend to offer any consulting or training services to our clients in relation to these and other government regulations of our clients. It is our intent to refer them to proper legal counsel on such matters and avoid any potential liabilities that may arise from these various government regulations.


Item 2.  Description of Property

Properties

     One of our directors currently provides us with approximately 150 square feet of office space free of charge within her own residence. She has no plans to begin charging us a rent within the next year for the usage of this space.

Intellectual  Property

     We currently do not own any trademarks or servicemarks.

Item 3.  Legal Proceedings

     We are not currently party to any legal proceedings, nor are we aware of any pending or threatened actions against us.

     Additionally, we require that each of our client's indemnify us before we perform any on-site services or assist with the opening of any new locations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Although the shares of our common stock are publicly held, there has been no trading market for these shares of common stock. Eventually we intend to submit an application to have our common stock listed on the OTC Electronic

Bulletin Board market under. However, because there has never been a market for our common stock, we can give no assurance, if we are successful at obtaining a listing for our common stock, that a liquid and active market will ever develop, or if developed, that it will be sustained.

     In the event our common stock ever commences trading on a public market it is very likely that our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, which is commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines a penny stock as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If our common stock is deemed a penny stock, trading in it, if trading ever develops, will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in a stock subject to the penny stock rule and may impair the ability of shareholders to sell their shares.

     Furthermore, the initial trading price of our common stock, if it is approved for trading, will be determined by the negotiation between ourselves and the initial market maker posting bid and ask quotations for our common stock, and will not necessarily bear any direct relationship to our assets, earnings, book value or other generally accepted criteria of value.

     As of March 25, 2003, we had approximately 47 stockholders of record.

Dividend Policy

     We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

     The remainder of information required by this item relating to Recent Sales of Unregistered Securities is incorporated herein by reference to our Amendment No. 4 to Form 10-SB filed with the Securities and Exchange Commission on February 19, 2003 and Form 10-QSB/A filed with the Commission on the same date.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under " Risk Factors" and elsewhere in this Annual Report.

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

Independent Auditor's "Going Concern" Opinion

     The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes there is "substantial doubt" that we will be able to continue as a going concern. See "Independent Auditors' Report" on page F-2. The auditor notes that we remain a development stage company and that we are dependent upon the Company's ability to attract sufficient outside investment meet its future financing requirements. We believe we are taking the steps necessary towards developing and implementing our business plan and are working towards generating sufficient levels of financing that will lead to the elimination of such qualification from our audited statements. However, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated or sustained in the future.

Results of Operations

     For the ease of reference, we refer to the current fiscal year ended December 31, 2002 as fiscal 2002 and the current fiscal year which ends December 31, 2003 as fiscal 2003.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company and anticipate generating minimal, if any, revenue for the remainder of fiscal 2003.

Expenses

     For fiscal 2002 we incurred professional fees of $2,500 which were related to our independent audit for the fiscal year ended December 31, 2001. One of our stockholders loaned us the funds to cover the audit expense. This compares to no expenses incurred during the fiscal year ended December 31, 2001.

     We do not anticipate incurring any additional material expenses, other than our annual auditing and filing fees, until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For fiscal 2002 we incurred a loss of ($2,500), or NIL per share, which was directly related to our audit expense. This compares to $0, or NIL per share, for the same period a year ago.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of December 31, 2002, we had no assets.

     As of December 31, 2002, we had liabilities consisting of a note outstanding to a stockholder. This note bears no interest and is payable upon demand. Beyond this note outstanding we had no other liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2003 other than the expenses associated with our annual audit and filing requirements.

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

Future Operations

     Because we remain a start-up development company with limited capital resources, it may be necessary for our executive officers and directors to either advance us funds or to accrue expenses until such time we can obtain outside investment capital. Any cash funds advanced to us by our officers and directors will be in the form of promissory notes and will bear no interest. Management intends to hold expenses to a minimum and to obtain services, if possible, on a contingency basis or through the issuance of our common stock. Furthermore, none of our officers or directors shall receive any compensation, cash or otherwise, until we are successful in raising sufficient funds to properly execute our business plan.

     Over the next 12-months we intend to spend our time and resources on the following activities:

- Raise Capital. We are currently exploring various funding scenarios with established broker-dealer firms. It is our hope to be able to find a broker-dealer willing to assist us locate adequate funding. In the event we are not able to find a broker-dealer willing to assist us, our contingency plan calls for our officers and directors to attempt to raise our initial capital themselves through a Direct Public Offering (DPO). However, we believe that by complying with the SEC's rules and regulations pertaining to disclosure we will have a better chance of finding a broker-dealer willing to work with us to raise capital from outside investors. We estimate this process will take between six to nine months to successfully complete.

- Establish Working Office. Once our initial funding requirements have been satisfied (an estimated 8 to 11 months from this writing) we will open an actual office capable of hosting our clients and their employees. This should take approximately one month to establish and get prepared for hosting prospective clients. Also at this stage we intend to create all of our necessary support materials and documentation to properly conduct our business activities.

- Commence Marketing Efforts. Although marketing efforts will be an ongoing and never ending process, we intend to begin with our initial marketing efforts only after we have successfully completed our SEC registration, raised the required capital and opened a working office. We hope to secure our first clients within the first two months of commencing our marketing efforts, or by the conclusion of the fiscal year ending December 31, 2003.

     It is very clear to us that our present sources of funding will not be sufficient to properly launch our business plan and commence full-scale operations. Management's primary task at the present time is to create enough interest from outside investors to raise sufficient levels of capital to commence the execution of our business plan. Presently we project that we will need a minimum of $250,000 over the next 12 months to commence full scale operations and properly execute our business plan. If we are successful at raising these funds we intend to spend them as follows:

     Legal and accounting fees                 $20,000
     Office/seminar space lease                 54,000
     Office furniture/equipment                 40,000
     Marketing and advertising                  35,000
     Design and printing                        27,000
     Salaries                                   50,000
     Working capital reserve                    24,000
     -------------------------------------------------
                                              $250,000

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

     Until we raise sufficient capital from outside sources to commence full-scale operations we anticipate our executive officers and directors will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including with the Texas Secretary of State, the Internal Revenue Service and the Securities and Exchange Commission. In the event we cannot secure funding, our basic cash requirements required to prevent insolvency are expected to be no more than $6,000 over the course of the next twelve months. Our executive officers and directors (Victoria Z. Carlton and Michael Hume) have verbally agreed to cover any cash shortfalls. However, because there are no formal written agreements in place with any of our executive officers and directors, no assurances can be given that they will provide for any cash shortfalls or that any cash shortfalls can be deferred or paid for through the issuance of common stock.

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

Factors That May Affect Future Results

     The majority of management's efforts to date have centered around developing our business plan and becoming a fully registered and compliant company with the Securities and Exchange Commission (SEC). None of these activities are revenue generating.

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

     Until we can successfully raise sufficient capital we will remain dependent on our officers and directors to support our business operations and provide us with adequate capital for our ongoing capital needs. None of our officers or directors have entered into any formal written agreements requiring them to provide for our capital needs. We can give no assurances that they will continue providing for our capital needs or that we will be able to raise sufficient capital to execute our business plan.

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

Item 7.  Financial Statements

     The information required by this item is presented as a separate section commencing on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On July 8, 2002, we engaged Baumann, Raymondo & Company, PA, as our independent public accountants. Prior to this engagement we had no independent public accountant.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers, promoters and control person, their ages as of July 15, 2002, and their positions with us are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------

Victoria Z. Carlton   27    Chairman, President, Chief Executive      2002
                            Officer and Director

Michael Hume          31    Treasurer, Secretary and Director         2002

     Our Board of Directors is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of stockholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each of our directors and executive officers. There is no family relationship between any director or executive officer.

VICTORIA Z. CARLTON has been our Chairman, President, Chief Executive Officer and a Director since March 15, 2002. Ms. Carlton concurrently works at Premier Development & Investment, Inc., a developer and operator of theme-based restaurants and bars, as their Treasurer, Secretary and also serves as a Director on their Board of Directors. She co-founded Premier in March 2001 and began working for them in a full-time capacity in November 2001. Prior to joining Premier she served as the Human Resources Coordinator for Theochem Corporation, an international chemical company located in Tampa, Florida. She joined Theochem in April 2001 where her duties included processing all applicants, advertising, screening and interviewing for open positions, as well as conducting orientation for all new hires and disseminating benefits information. Preceding her position at Theochem, she worked for IBM from June 1997 through June 2000 where she worked with the Global Services and eBusiness development teams on the Y2K eBusiness Customer Readiness Project helping clients upgrade their systems for Year 2000 compliance issues. Prior to joining IBM, Ms. Carlton worked in retail as a manager at Linen Supermarket. Ms. Carlton attended the University of South Florida in Tampa, Florida. Ms. Carlton will devote no more than 20 hours per week on our business.

MICHAEL HUME has been our Treasurer, Secretary and a Director since March 15, 2002. Mr. Hume brings with him over 10 years of sales, management and promotional experience in the food and service industry. He concurrently works as a bartender at the Tampa Ale House, a casual steak and seafood bar located in

Tampa, Florida. Mr. Hume has been working at the Tampa Ale House since its inception in March 1998. Prior to joining Tampa Ale House, Mr. Hume managed the Terrace Grill and Jazz Club, also located in Tampa, Florida. Mr. Hume's tenure at Terrace Grill and Jazz Club began in August 1996 and his responsibilities included the hiring of employees and musicians, general promotions, advertising and the oversight of day-to-day activities. Mr. Hume attended the University of South Florida in Tampa, Florida. Mr. Hume will devote no more than 20 hours per week on our business.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors presently does not have any active committees.


DIRECTOR COMPENSATION

     Members of our Board of Directors do not receive compensation for their services. However, we may reimburse our directors for travel and lodging expenses associated with their attendance of Board meetings.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2002 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

     We do not have any employment agreements in place with any of our employees, current or former, and we have never implemented a pension, health, annuity, bonus, profit sharing or other similar plans. All future employment arrangements are subject to the discretion of our Board of Directors. We do not anticipate entering into any such arrangements during the current fiscal year ending December 31, 2003.

     None of our officers or directors (Victoria Z. Carlton and Michael Hume) have in the past nor do they currently receive a salary or any other form of payment for their services. Since our inception on January 18, 1994 we have not paid a salary or other form of payment for the services of our officers and directors. We do not anticipate beginning to pay any of our executive officers or directors any type of compensation during the current fiscal year ending December 31, 2003. Therefore, no summary compensation tables are included in this registration statement.

     Additionally, we have never issued any stock options nor do we have any plans to issue any such instruments during the current fiscal year ending December 31, 2003.

Item 11. Security Ownership of Beneficial Owners and Management

     The following table present certain information as of March 25, 2002 regarding the beneficial ownership of our common stock by:

- each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

-     each of our directors; and

-     all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 25, 2002 we had 5,000,000 shares issued and outstanding.

     Except as otherwise indicated in the notes to the table, we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.


Name and Address
Of Beneficial Owner
-------------------
                                              Shares
                                           Beneficially  Percentage
Directors and Executive Officers:              Held        Owned
-------------------------------------      -----------   ----------

Victoria Z. Carlton (1)                      2,710,000      54.2%
2203 Palencia Dr. #2203
Tampa, FL  33618

Michael Hume                                    10,000        *
6722 Marwa Pointe Village Ct. #201
Tampa, FL  33624

All directors and officers as a group
  (2 persons)                                2,720,000      54.4%

Five Percent Stockholders
-------------------------
Stag Financial Group, Inc. (2)
  P. O. Box 23542
  Tampa, FL  33623                           2,100,000      42.0%

-----------------
* - less than 1%

(1) Victoria Z. Carlton directly owns 2,510,000, or 50.2%, of our 5,000,000 issued and outstanding common shares. She is also claiming beneficial ownership of 200,000 common shares directly owned by Premier Development & Investment, Inc., a company for which she concurrently serves as the treasurer, secretary and a director. Through her positions at Premier Development & Investment she has significant influence regarding the voting and/or disposition of these beneficially owned common shares.

(2) J. Scott Sitra is the President, CEO and majority shareholder of Stag Financial Group, Inc.

Item  12.  Certain  Relationships  and  Related  Transactions.

     During the past two fiscal years we have not engaged in or proposed any transactions between any of our officers, directors, nominees for election as director, or any shareholder owning more than five percent (5%) of our issued and outstanding shares, nor any member of our officers and directors immediate family, except as follows:

     Our President and Chief Executive Officer, Victoria Z. Carlton, currently provides us with approximately 150 square feet of office space free of charge within her own residence. She has no plans to begin charging us a rent within the next fiscal year for the usage of this space.

     In addition, Ms. Carlton concurrently serves as the Treasurer, Secretary and as a Director at Premier Development & Investment, Inc., a developer and operator of theme-based restaurants and bars. Even though we do not directly compete with Premier Development & Investment, there is the possibility Ms. Carlton could encounter various conflicts of interest between her divided responsibilities. We have no agreements in place to prevent Ms. Carlton from redirecting our future clients and/or business opportunities to Premier Development & Investment, Inc. Furthermore, we have not yet formulated a policy for the resolution of any such conflicts of interest should they arise.

     Management has offered to assist us meeting any near-term operating expenses that cannot be deferred and exceed our available cash on hand. Because we have no agreement with management they are under no obligation to cover such future operating expenses. To date we have not incurred any such operating expenses requiring management's financial assistance.

Item  13.  Exhibits  and  Reports  on  Form  8-K

Item 1. INDEX TO EXHIBITS

     The following exhibits are filed as a part of this disclosure statement:

Exhibit
Number     Description
-------    -----------

3.1*       Articles of Incorporation, filed on January 18, 1994
3.2*       Certificate of Incorporation dated January 18, 1994
3.3*       Articles of Amendment to the Articles of Incorporation,
            filed on January 15, 2002
3.4*       Certificate of Amendment dated January 15, 2002
3.5*       Articles of Amendment to the Articles of Incorporation,
            filed on July 19, 2002
3.6*       Certificate of Amendment dated July 19, 2002
3.7 *      Bylaws
23.1       Consent letter of Baumann, Raymondo & Co., P.A. dated March 27, 2003
99.1       Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2       Certification by Treasurer and Secretary pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------
Incorporated by reference registration statement on Form 10-SB (No. 000-49945) filed July 24, 2002.

Reports on Form 8-K
-------------------

     During the last three months covered by this Annual Report there were no Form 8-Ks filed with the SEC.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2003.

                              Restaurant Training Corporation



                              By: /s/ Victoria Z. Carlton
                              -------------------------------------
                              Victoria Z. Carlton
                              President, Chief Executive Officer and
                              Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date

/s/ Victoria Z. Carlton        Chairman, President, and
-----------------------        Chief Executive Officer         March 31, 2003
Victoria Z. Carlton

/s/ Michael Hume               Treasurer, Secretary and
----------------------         Director                        March 31, 2003
Michael Hume


                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Victoria Z. Carlton, certify that:

1. I have reviewed this annual report on Form 10-KSB of Restaurant Training Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003          /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation

             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Michael Hume, certify that:

1. I have reviewed this annual report on Form 10-KSB of Restaurant Training Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003          /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation

                              FINANCIAL STATEMENTS


     The Financial Statements required by Item 201 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles. The following financial statements pertaining to Restaurant Training Corporation are filed as part of this Annual Report.

                                                             PAGE
                                                             ----

INDEPENDENT AUDITORS' REPORT                                  F-2

FINANCIAL  STATEMENTS  -

    BALANCE SHEET AS OF DECEMBER 31, 2002                     F-3

    STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      DECEMBER 31, 2001 AND 2002 AND THE CUMULATIVE
      PERIOD FROM INCEPTION TO DECEMBER 31, 2002              F-4

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 2001 AND 2002 AND THE CUMULATIVE
     PERIOD FROM INCEPTION TO DECEMBER 31, 2002               F-5

   STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
     ENDED DECEMBER 31, 2001 AND 2002 AND THE CUMULATIVE
     PERIOD FROM INCEPTION TO DECEMBER 31, 2002               F-6

   NOTES TO FINANCIAL STATEMENTS                              F-7

                           INDEPENDENT AUDITORS' REPORT
                           ----------------------------


To the Board of Directors and Stockholders
Restaurant Training Corporation
(formerly Sitra Investments, Inc.)
Tampa, Florida

We have audited the accompanying balance sheet of Restaurant Training Corporation (formerly Sitra Investments, Inc.), at December 31, 2002, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2001 and 2002 and the cumulative period from inception to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Restaurant Training Corporation at December 31, 2002 and the result of its operations and its cash flows for the year ended December 31, 2001 and 2002, and the cumulative period from inception to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E, the Company has been in the development stage since its inception on January 18, 1994. The Company has limited equity resources so it may be necessary for the executive officers and directors to fund operations until such time as investment capital can be raised. In addition, the Company will need to hold expenses to a minimum and to obtain goods and services through the issuance of stock. Management hopes to generate enough interest from outside investors so that sufficient levels of capital can be raised. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 20, 2003

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS

Current assets:                                       $    -
                                                      ------
    Total current assets                              $    -
                                                      ======

                                   LIABILITIES

Current liabilities:
    Accounts payable                                  $2,500
                                                      ------
    Total current liabilities                         $2,500
                                                      ======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding    $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                   -
    Additional paid-in capital                    (4,995,000)
    Accumulated deficit during the
       development stage                              (7,500)
                                                  -----------
         Total stockholders' equity                   (2,500)
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        -
                                                  ===========





                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                     Cumulative
                                                    Year-ended       Year-ended        During
                                                   December 31,     December 31,     Development
                                                       2001             2002            Stage
                                                  -------------    -------------    -------------

REVENUE                                                  $    -          $    -          $     -

OPERATING EXPENSES
  Consulting services                                         -               -             5,000
  Professional fees                                           -           2,500             2,500
                                                        --------        --------         --------
  Total operating expenses                                    -           2,500             7,500

(Loss) on operations and net (loss)                           -          (2,500)           (7,500)

(Loss) per common share

    Basic                                                  NIL            NIL               NIL
                                                        =========      =========        =========

    Fully diluted                                          NIL            NIL               NIL
                                                        =========      =========        =========
Weighted average number of shares
    Basic                                               5,000,000      5,000,000        5,000,000

    Fully diluted                                       5,000,000      5,000,000        5,000,000




                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                    Cumulative
                                                   Year-ended       Year-ended        During
                                                  December 31,     December 31,     Development
                                                      2001             2002            Stage
                                                 -------------    -------------    -------------

Cash flows from operating activities:
   Net (loss) earnings                              $      -          ($2,500)         ($7,500)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Shares issued to President of Sitra
       in conjunction with incorporation and
       organizing Sitra                                    -                -            5,000

      Increase in accounts payable                         -            2,500            2,500
                                                    --------         --------         --------
   Total adjustments                                       -            2,500            7,500
                                                    --------         --------         --------
   Net cash provided by (used) in operations        $      -         $      -         $      -
                                                    --------         --------         --------

Net increase (decrease) in cash                     $      -         $      -         $      -

Cash at beginning of the period                            -                -                -
                                                    --------         --------         --------
Cash at end of the period                           $      -         $      -         $      -
                                                    ========         ========         ========




                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.


                         RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (5,000)    (5,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 1999         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2000         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -         (2,500)   (2,500)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $ (7,500)  ($2,500)
                                   ========== ========= ============ =============  =======



From January 18, 1994 (inception) through December 31, 2002 there have been no issuances of preferred stock.


                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

            RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Use of Estimates

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

Since its inception, RTC has an accumulated loss of $ 7,500 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

                          Future tax benefit     $ 1,500
                          Valuation allowance     (1,500)
                                                --------
                          Net tax benefit        $     -
                                                ========

At December 31, 2001 and 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

Ownership Structure

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

NOTE F - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through December 31, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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