Form 10QSB
period 2003-03-31
RESTAURANT TRAINING CORP
filed 2003-04-30
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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


           Class                                 Outstanding at April 30, 2003
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


                         RESTAURANT TRAINING CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended March 31, 2003 (unaudited)
                    and the period ended December 31, 2002 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended March 31, 2003
                   and the three months ended March 31, 2002
                   and the nine months ended March 31, 2003
                   and the nine months ended March 31, 2002.............4

                  Statement of Cash Flow (unaudited)
                   for the three months ended March 31, 2003
                   and the three months ended March 31, 2002
                   and the nine months ended March 31, 2003
                   and the nine months ended March 31, 2002.............5

                  Notes to Financial Statements (unaudited) ............7

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

Item 4.          Submission of Matters to a Vote of Security Holders...15

Item 5.           Other Information....................................16

Item 6.           Exhibits and Reports on Form 8-K.....................16

                  Signatures...........................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                      March 31,    December 31,
                                                        2003           2002
                                                     (unaudited)     (audited)
                                                     -----------   ------------
                                     ASSETS

Current assets:                                        $     -        $     -
                                                       -------        -------
    Total current assets                               $     -        $     -
                                                       -------        -------

                                   LIABILITIES

Current liabilities:
    Note payable to stockholder                        $ 2,500        $ 2,500
                                                       -------        -------
    Total current liabilities                          $ 2,500        $ 2,500
                                                       =======        =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding      $5,000,000     $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                     -              -
    Additional paid in capital                      (4,995,000)    (4,995,000)
    Accumulated deficit                                 (7,500)        (7,500)
                                                    -----------    -----------
    Total stockholders' equity                          (2,500)        (2,500)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        -     $        -
                                                    ==========     ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Month      Three Month      Cumulative
                                                     Period           Period           During
                                                      Ended            Ended         Development
                                                     3/31/03          3/31/02           Stage
                                                  -------------    -------------    -------------

REVENUE                                                  $    -          $    -           $    -

OPERATING EXPENSES
  Consulting services                                         -               -            5,000
  Professional fees                                           -               -            2,500
                                                       ---------       ---------        ---------
  Total operating expenses                                    -               -            7,500
                                                       ---------       ---------        ---------
 (Loss) on operations                                         -               -           (7,500)
                                                       =========       =========        =========

Net income (loss)                                             -               -           (7,500)
                                                       =========       =========        =========
Earnings (loss) per common share

    Basic                                                 NIL             NIL               NIL
                                                       =========       =========        =========
    Fully diluted                                         NIL             NIL               NIL
                                                       =========       =========        =========
Weighted average number of shares
    Basic                                              5,000,000       5,000,000        5,000,000
                                                       =========       =========        =========
    Fully diluted                                      5,000,000       5,000,000        5,000,000
                                                       =========       =========        =========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Month      Three Month      Cumulative
                                                     Period           Period           During
                                                      Ended            Ended         Development
                                                     3/31/03          3/31/02           Stage
                                                  -------------    -------------    -------------



Cash flows from operating activities:
   Net (loss) earnings                             $       -       $       -         $  (7,500)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Common stock issued in connection with
        consulting services                                -                -            5,000
      Professional fees                                    -                -            2,500
                                                    --------         --------         --------
   Total adjustments                                       -                -            7,500
                                                    --------         --------         --------
   Net cash provided by (used) in operations        $      -         $      -         $      -
                                                    --------         --------         --------

Net increase (decrease) in cash                     $      -         $      -         $      -

Cash at beginning of the period                            -                -                -
                                                    --------         --------         --------
Cash at end of the period                           $      -         $      -         $      -
                                                    ========         ========         ========


                                       RESTAURANT TRAINING CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                             JANUARY 18, 1994 (INCEPTION) TO MARCH 31, 2003
                                                 (UNAUDITED)

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                                      DURING THE
                                         COMMON STOCK       PAID-IN   DEVELOPMENT
                                     SHARES      AMOUNT     CAPITAL      STAGE          TOTAL
                                   ----------  ----------  ----------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                       $       -   $      -    $      -    $         -   $       -

  February 7, 1994, issuance
   of common stock for services        5,000      5,000           -              -       5,000

  May 29, 1994, issuance of
   common stock with 1,000-
   for-1 stock split               4,995,000  4,995,000  (4,995,000)             -           -

  Net loss during period                   -          -           -         (5,000)     (5,000)
                                   ---------- ----------  ----------   ------------  ----------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $   (5,000) $        -
                                   ========== ========== ===========   ============  ==========

  Net loss during period                   -          -           -         (2,500)     (2,500)
                                   ---------- ----------  ----------   ------------  ----------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $   (7,500) $   (2,500)
                                   ========== ========== ===========   ============  ==========

  Net loss during period                   -          -           -              -           -
                                   ---------- ----------  ----------   ------------  ----------

BALANCE, MARCH 31, 2003            5,000,000 $5,000,000 $(4,995,000)    $   (7,500) $   (2,500)
                                   ========== ========== ===========   ============  ==========



                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months March 31, 2003 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual report filing and registration statement filings. These financial statements should be read in conjunction the with audited financial statements and notes thereto for the fiscal year ended on December 31, 2002 contained in the RTC's Annual Report to Stockholders on Form 10-KSB filed on March 31, 2003.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through March 31, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Since its inception, RTC has an accumulated loss of $ 7,500 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

              Future tax benefit     $  1,500
              Valuation allowance      (1,500)
              Net tax benefit        $      -
                                     ---------

At March 31, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Results of Operations

     For the ease of reference, we refer to the current fiscal year ending December 31, 2003 as fiscal 2003.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company.

Expenses

     For the three-month period ended March 31, 2003 we did not incur any expenses. This compares to no expenses incurred during the three-month period ended March 31, 2002.

     We do not anticipate incurring any additional material expenses until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For the three-month period ended March 31, 2003 we were break-even $-0-, or NIL per share. This compares to $-0-, or NIL per share, for the three-month period ended March 31, 2002.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of March 31, 2003, we had no assets.

     As of March 31, 2003, we had liabilities consisting of a note outstanding to a stockholder. This note bears no interest and is payable upon demand. Beyond this note outstanding we had no other liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2003.

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

Employees

     As of March 31, 2003, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

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

     We have conducted preliminary discussions towards our goals of raising funds through outside sources. To date we have not had any success at raising funds from outside sources, nor do we have any specific plans on how we will raise this necessary capital. However, such methods may include public or private sales of our equity, borrowings from institutions or individuals, venture capital, investments from possible angel investors, and other methods and/or sources that may become available to us.

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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: April 30, 2003              By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO




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


Date: April 30, 2003          /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: April 30, 2003          /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation