Form 10QSB
period 2003-06-30
RESTAURANT TRAINING CORP
filed 2003-07-29
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at July 15, 2003
           -----                                 ----------------------------

Common Stock, $1.00 par value                              5,000,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                         RESTAURANT TRAINING CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended June 30, 2003 (unaudited)
                    and the period ended December 31, 2002 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended June 30, 2003
                   and the three months ended June 30, 2002
                   and the six months ended June 30, 2003
                   and the six months ended June 30, 2002...............4

                  Statement of Cash Flow (unaudited)
                   for the three months ended June 30, 2003
                   and the three months ended June 30, 2002
                   and the six months ended June 30, 2003
                   and the six months ended June 30, 2002...............5

                  Notes to Financial Statements (unaudited) ............7

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................10

Item 3.           Controls and Procedures..............................14

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

Item 4.          Submission of Matters to a Vote of Security Holders...15

Item 5.           Other Information....................................15

Item 6.           Exhibits and Reports on Form 8-K.....................15

                  Signatures...........................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                      June 30,     December 31,
                                                        2003           2002
                                                     (unaudited)     (audited)
                                                     -----------   ------------
                                     ASSETS

Current assets:                                        $     -        $     -
                                                       -------        -------
    Total current assets                               $     -        $     -
                                                       -------        -------

                                   LIABILITIES

Current liabilities:
    Notes payable                                      $ 4,600        $ 2,500
                                                       -------        -------
    Total current liabilities                          $ 4,600        $ 2,500
                                                       =======        =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding      $5,000,000     $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                     -              -
    Additional paid in capital                      (4,995,000)    (4,995,000)
    Accumulated deficit                                 (9,600)        (7,500)
                                                    -----------    -----------
    Total stockholders' equity                          (4,600)        (2,500)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        -     $        -
                                                    ==========     ===========

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months        6-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002        Stage
                                                  -------------    -------------    -------------    -------------    -------------

REVENUE                                                  $    -          $    -           $    -          $    -         $     -

OPERATING EXPENSES
  Consulting services                                     2,100               -            2,100               -            9,600
                                                        --------        --------         --------        --------        --------
  Total operating expenses                                2,100               -            2,100               -            9,600

(Loss) on operations and net (loss)                      (2,100)              -           (2,100)              -           (9,600)

(Loss) per common share

    Basic                                                  NIL            NIL               NIL            NIL               NIL
                                                        =========      =========        =========       =========        ========

    Fully diluted                                          NIL            NIL               NIL            NIL               NIL
                                                        =========      =========        =========       =========        ========
Weighted average number of shares
    Basic                                               5,000,000      5,000,000        5,000,000       5,000,000        5,000,000

    Fully diluted                                       5,000,000      5,000,000        5,000,000       5,000,000        5,000,000

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months        6-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002        Stage
                                                  -------------    -------------    -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                               ($2,100)        $      -          ($2,100)          $      -         ($9,600)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Consulting services                              2,100                -            2,100                  -           4,600

      Shares issued to President of Sitra
       in conjunction with incorporation and
       organizing Sitra                                    -                -                -                  -           5,000
                                                    --------         --------         --------           --------         --------
   Total adjustments                                   2,100                -            2,100                  -           9,600
                                                    --------         --------         --------           --------         --------
   Net cash provided by (used) in operations        $      -         $      -         $      -           $      -         $      -
                                                    --------         --------         --------           --------         --------

Net increase (decrease) in cash                     $      -         $      -         $      -           $      -         $      -

Cash at beginning of the period                            -                -                -                  -                -
                                                    --------         --------         --------           --------         --------
Cash at end of the period                           $      -         $      -         $      -           $      -         $      -
                                                    ========         ========         ========           ========         ========


                         RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY

                               FROM INCEPTION (JANUARY 18, 1994) THROUGH JUNE 30, 2002
                                                     (unaudited)


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (7,500)    (7,500)
                                ------------- ---------  -----------  ------------  --------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    ($7,500)    ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for period             -          -         -        (2,100)     (2,100)
                                ------------- ---------  -----------  ------------  --------

BALANCE, JUNE 30, 2003             5,000,000 $5,000,000 $(4,995,000)    ($9,600)    ($4,600)
                                   ========== ========= ============ =============  =======


                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


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

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual report filing and registration statement filings. These financial statements should be read in conjunction the with audited financial statements and notes thereto for the fiscal year ended on December 31, 2002 contained in the RTC's Annual Report to Stockholders on Form 10-KSB filed on March 31, 2003.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through June 30, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Since its inception, RTC has an accumulated loss of $9,600 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

Future tax benefit     $  1,500
Valuation allowance      (1,500)

Net tax benefit        $      -
                       ---------

At June 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Expenses

     For the three-month period ended June 30, 2003 we incurred expenses of $2,100 which was comprised entirely of our annual audit fees. These expenses were paid by one of our shareholders through an unsecured note bearing zero interest. This compares to no expenses incurred during the three-month period ended June 30, 2002.

     We do not anticipate incurring any additional material expenses until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For the three-month period ended June 30, 2003 we incurred a net loss of ($2,100), or NIL per share. This compares to $-0-, or NIL per share, for the three-month period ended June 30, 2002.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of June 30, 2003, we had no assets.

     As of June 30, 2003, we had liabilities consisting of notes outstanding to stockholders. These notes bears no interest and are payable upon demand.
Beyond these notes outstanding we had no other liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2003.

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

Employees

     As of June 30, 2003, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: July 20, 2003               By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO




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


Date: July 20, 2003           /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: July 20, 2003           /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation