Form 10QSB
period 2003-09-30
RESTAURANT TRAINING CORP
filed 2003-11-13
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at November 1, 2003
           -----                                 -------------------------------

Common Stock, $1.00 par value                               5,000,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                         RESTAURANT TRAINING CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended September 30, 2003 (unaudited)
                    and the period ended December 31, 2002 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended September 30, 2003
                   and the three months ended September 30, 2002
                   and the six months ended September 30, 2003
                   and the six months ended September 30, 2002..........4

                  Statement of Cash Flow (unaudited)
                   for the three months ended September 30, 2003
                   and the three months ended September 30, 2002
                   and the six months ended September 30, 2003
                   and the six months ended September 30, 2002..........5

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

                                                    September 30,  December 31,
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
                                                    ==========     ===========

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/03          9/30/02          9/30/03         9/30/02            Stage
                                                  -------------    -------------    -------------    -------------    ------------

REVENUE                                                  $    -          $    -           $    -          $    -         $     -

OPERATING EXPENSES
  Consulting services                                         -               -            2,100               -            9,600
                                                        --------        --------         --------        --------        --------
  Total operating expenses                                    -               -            2,100               -            9,600

(Loss) on operations and net (loss)                           -               -           (2,100)              -           (9,600)

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

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/03          9/30/02          9/30/03         9/30/02            Stage
                                                  -------------    -------------    -------------    -------------    ------------
Cash flows from operating activities:
   Net (loss) earnings                                     -        $      -          ($2,100)          $      -         ($9,600)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Consulting services                                  -                -            2,100                  -           4,600

      Shares issued to President of Sitra
       in conjunction with incorporation and
       organizing Sitra                                    -                -                -                  -           5,000
                                                    --------         --------         --------           --------         --------
   Total adjustments                                       -                -            2,100                  -           9,600
                                                    --------         --------         --------           --------         --------
   Net cash provided by (used) in operations        $      -         $      -         $      -           $      -         $      -
                                                    --------         --------         --------           --------         --------

Net increase (decrease) in cash                     $      -         $      -         $      -           $      -         $      -

Cash at beginning of the period                            -                -                -                  -                -
                                                    --------         --------         --------           --------         --------
Cash at end of the period                           $      -         $      -         $      -           $      -         $      -
                                                    ========         ========         ========           ========         ========


                         RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY

                               FROM INCEPTION (JANUARY 18, 1994) THROUGH SEPTEMBER 30, 2002
                                                     (unaudited)


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (7,500)    (7,500)
                                ------------- ---------  -----------  ------------  --------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    ($7,500)    ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for period             -          -         -        (2,100)     (2,100)
                                ------------- ---------  -----------  ------------  --------

BALANCE, SEPTEMBER 30, 2003        5,000,000 $5,000,000 $(4,995,000)    ($9,600)    ($4,600)
                                   ========== ========= ============ =============  =======


                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual report filing and registration statement filings. These financial statements should be read in conjunction the with audited financial statements and notes thereto for the fiscal year ended on December 31, 2002 contained in the RTC's Annual Report to Stockholders on Form 10-KSB filed on March 31, 2003.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through September 30, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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
                       ---------

At September 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Expenses

     We did not incur any expenses during the three-months ended September 30, 2003. We do not anticipate incurring any additional material expenses until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For the three-month period ended September 30, 2003 we had net income of $-0-, or NIL per share. This compares to $-0-, or NIL per share, for the three-month period ended September 30, 2002.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of September 30, 2003, we had no assets.

     As of September 30, 2003, we had liabilities consisting of notes outstanding to stockholders. These notes bears no interest and are payable upon demand. Beyond these notes outstanding we had no other liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2003.

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

Employees

     As of September 30, 2003, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: November 10, 2003           By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO




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


Date: November 10, 2003       /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: November 10, 2003       /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation