Form 10KSB
period 2003-12-31
RESTAURANT TRAINING CORP
filed 2004-03-31
CIK 1177166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

The Registrant's revenues for its fiscal year ended December 31, 2003 were $-0-.

The aggregate market value of the voting stock on March 1, 2003 (consisting of Common Stock, $1.00 par value per share) held by non-affiliates was approximately $3,600 based upon the most recent private sales price for such Common Stock on said date ($0.02). On such date, there were 5,000,000 shares of Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


TABLE OF CONTENTS

RISK FACTORS..................................................................3

PART I........................................................................6
     Item 1.  Description of Business........................................12
     Item 2.  Description of Property........................................12
     Item 3.  Legal Proceedings..............................................12
     Item 4.  Submission of Items to a Vote of Security Holders..............12

PART II......................................................................12
     Item 5.  Market for Common Equity and Related Stockholder Matters.......13
     Item 6.  Management's Discussion and Analysis or Plan of Operation......19
     Item 7.  Financial Statements...........................................19
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................19
     Item 8A. Controls and Procedures........................................19

PART III.....................................................................19
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............19
     Item 10. Executive Compensation.........................................20
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management.....................................................21
     Item 12. Certain Relationships and Related Transactions.................22
     Item 13. Exhibits and Reports on Form 8-K...............................22
     Item 14. Principal Accountant Fees and Services.........................23

SIGNATURES...................................................................23

INDEX TO FINANCIAL STATEMENTS................................................F1

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

     We project that we will need a minimum of $250,000 to commence full scale operations and properly execute our business plan. These funds will be spent as follows:

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

     As of December 31, 2003, we had no revenues and an accumulated deficit of ($25,600). We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to incur varied operating expenses and, as a result, will need to generate considerable revenues to achieve profitability, which may never occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.


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

     Our independent auditors have issued a "going concern" opinion which raises substantial doubts to our ability to remain in business, much less properly execute our business plan and ever achieve profitability, without securing any new investment capital. Until sufficient capital is raised we will remain dependent upon our officers and directors to fund our ongoing operations.


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

     In compliance with Item 101(b)(10) of Regulation S-B, we have incurred developmental expenses of $20,600, consisting of accounting and professional fees, during the preceding two fiscal years. It is important to note that our company was a privately held shell company until January 2002 when our two executive officers Victoria Carlton and Michael Hume acquired a controlling interest in the privately held shell company. Since that time all of our developmental work has focused on voluntarily registering and complying with the Securities and Exchange Commission's rules and regulations to become and remain a fully reporting company and seeking prospective sources of investment capital.

Marketing, Advertising and Promotion

     Our marketing strategy is aimed at attracting new clients through more traditional and direct marketing avenues. We will focus on building a reputation among small restaurant businesses and expand into larger regional and, eventually, national chains.

     Initially we will rely on management's personal contacts in the industry to market our services. These contacts are comprised primarily of former co-workers in the restaurant industry consisting of servers, bartenders, managers and general managers. Because on-site management usually determines and makes recommendations to corporate offices or the independent restaurant owner regarding employee training and what needs to be done to maximize restaurant sales, we intend to focus on renewing and cultivating our relationships at this level in hopes of converting some of them into revenue producing clients. We anticipate spending approximately four months and $10,000 ($2,500 a month) on this phase of our marketing efforts.

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

Employees

     As of March 1, 2004, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Although the shares of our common stock are publicly held, there has been no trading market for these shares of common stock. We are presently in the process of submitting an application to have our common stock listed on the OTC

Electronic Bulletin Board market. However, because there has never been a market for our common stock, we can give no assurance, if we are successful at obtaining a listing for our common stock, that a liquid and active market will ever develop, or if developed, that it will be sustained.

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

     As of March 1, 2004, we had approximately 47 stockholders of record.

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

Overview

     We are a development stage company involved in assisting both franchised and non-franchised restaurant businesses organize, properly train, and retain their employees. The majority of our time has been spent on developing our business plan and trying to raise investment capital. We anticipate these areas will continue to consume the majority of our time during the fiscal year ending December 31, 2004.

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

Results of Operations

     For the ease of reference, we refer to the fiscal year ended December 31, 2002 as fiscal 2002, the fiscal year ended December 31, 2003 as fiscal 2003, and the current fiscal year which ends December 31, 2004 as fiscal 2004.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company and anticipate generating minimal, if any, revenue for the remainder of fiscal 2004.

Expenses

     For fiscal 2003 we incurred expenses of $18,100 in fiscal 2003 consisting of $2,100 in professional fees related to our independent audit for the fiscal 2002 and consulting fees of $16,000 related to our Securities and Exchange Commission filing duties. One of our stockholders loaned us the funds to cover the audit expense. These expenses are 624% higher than the $2,500 in expenses incurred during the fiscal 2002.

     We do not anticipate incurring any additional material expenses, other than our annual auditing and filing fees, until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For fiscal 2003 we incurred a loss of ($18,100), or NIL per share, which was directly related to our audit expense and maintaining our reporting requirements with the Securities and Exchange Commission. This compares to ($2,500), or NIL per share, for the same period a year ago.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through the personal contributions of our officers and directors.

     As of December 31, 2003, we had no assets.

     As of December 31, 2003, we had liabilities consisting of a note outstanding to a stockholder and officer. This note bears no interest and is payable upon demand. We also had accounts payable of $16,000. Aside from these liabilities, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2004 other than the continued expenses associated with our annual audit and filing requirements.

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

     We are presently in the process of submitting an application to have our common stock listed on the OTC Electronic Bulletin Board market. However, because there has never been a market for our common stock, we can give no assurance, if we are successful at obtaining a listing for our common stock, that a liquid and active market will ever develop, or if developed, that it will be sustained.

     Once we are able to successfully obtain a listing on the OTC Electronic Bulletin Board market, management believes it will be able to achieve the following 12-month goals:

- Raise Capital. We are currently exploring various funding scenarios with established broker-dealer firms. It is our hope to be able to find a broker-dealer willing to assist us locate adequate funding. In the event we are not able to find a broker-dealer willing to assist us, our contingency plan calls for our officers and directors to attempt to raise our initial capital themselves through a Direct Public Offering (DPO). However, we believe that by complying with the SEC's rules and regulations pertaining to disclosure and, once approved, being listed on the OTC Electronic Bulletin Board we will have a better chance of finding a broker-dealer willing to work with us to raise capital from outside investors. We estimate this process will take between six to nine months to successfully complete from the time we receive our initial listing on the OTC Electronic Bulletin Board.

- Establish Working Office. Once our initial funding requirements have been satisfied we will open a new office capable of hosting our clients and their employees. This should take approximately one month to establish and get prepared for hosting prospective clients. Also at this stage we intend to create and print all of our necessary support materials and documentation to properly conduct our business activities.

- Commence Marketing Efforts. Although marketing efforts will be an ongoing and never ending process, we intend to begin with our initial marketing efforts only after we have successfully completed our SEC registration, raised the required capital and opened a working office. We hope to secure our first clients within the first two months of commencing our marketing efforts.

     It is very clear to us that our present sources of funding will not be sufficient to properly launch our business plan and commence full-scale operations. Management's primary task at the present time is to create enough interest from outside investors to raise sufficient levels of capital to commence the execution of our business plan. Presently we project that we will need a minimum of $250,000 to commence full scale operations and properly execute our business plan. If we are successful at raising these funds we intend to spend them as follows:


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
     -------------------------------------------------
                                              $250,000

     Until we raise sufficient capital from outside sources to commence full-scale operations we anticipate our executive officers and directors will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including with the Texas Secretary of State, the Internal Revenue Service and the Securities and Exchange Commission. In the event we cannot secure funding, our basic cash requirements required to prevent insolvency are expected to be no more than $6,000 over the course of fiscal 2004. Our executive officers and directors (Victoria Z. Carlton and Michael Hume) have verbally agreed to cover any cash shortfalls. However, because there are no formal written agreements in place with any of our executive officers and directors, no assurances can be given that they will provide for any cash shortfalls or that any cash shortfalls can be deferred or paid for through the issuance of common stock.

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

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand or decrease the size of our Board of Directors. However, none of the members of our Board of Directors receives a salary or benefits in any form, nor do we have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors.

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

Factors That May Affect Future Results

     The majority of management's efforts to date have centered around developing our business plan and becoming a fully registered and compliant company with the Securities and Exchange Commission (SEC) and working with registered broker-dealers to put forth an application for a listing on the OTC Electronic Bulletin Board. None of these activities are revenue generating nor do they guarantee future investments from outside investors.

     We believe that by becoming registered with the SEC and ultimately obtaining a listing on the OTC Electronic Bulletin Board it will assist us in raising capital from outside investors. Presently we anticipate we will need to raise a minimum of $250,000 from outside investors to properly execute our business plan and we will not be able to commence full scale operations until this minimum amount is raised.

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

Item 8A.  Controls and Procedures.

     Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of theend of the period covered by this report, thatour "disclosure controls and procedures",as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 ("Exchange Act"), are effective to ensure that information required to be disclosed in the reports thatwe file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.There were no changes inour internal control over financial reporting during thefiscalquarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect,our internal controls over financial reporting.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers, promoters and control person, their ages as of March 1, 2004, and their positions with us are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------

Victoria Z. Carlton   28    Chairman, President, Chief Executive      2002
                            Officer and Director

Michael Hume          33    Treasurer, Secretary and Director         2002

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2003 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2003, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

     We do not have any employment agreements in place with any of our employees, current or former, and we have never implemented a pension, health, annuity, bonus, profit sharing or other similar plans. All future employment arrangements are subject to the discretion of our Board of Directors. We do not anticipate entering into any such arrangements during the current fiscal year ending December 31, 2004.

     None of our officers or directors (Victoria Z. Carlton and Michael Hume) have in the past nor do they currently receive a salary or any other form of payment for their services. Since our inception on January 18, 1994 we have not paid a salary or other form of payment for the services of our officers and directors. We do not anticipate beginning to pay any of our executive officers or directors any type of compensation during the current fiscal year ending December 31, 2004. Therefore, no summary compensation tables are included in this registration statement.

     Additionally, we have never issued any stock options nor do we have any plans to issue any such instruments during the current fiscal year ending December 31, 2004. Furthermore, we do not anticipate in making any restricted stock grants or other types of non-cash compensation during the current fiscal year ending December 31, 2004.

Item 11. Security Ownership of Beneficial Owners and Management

     The following table present certain information as of March 1, 2004 regarding the beneficial ownership of our common stock by:

- each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

-     each of our directors; and

-     all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 1, 2004 we had 5,000,000 shares issued and outstanding.

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

     Management has offered to assist us meeting any near-term operating expenses that cannot be deferred and would exceed our available cash on hand. Because we have no agreement with management they are under no obligation to cover such future operating expenses.

Item  13.  Exhibits  and  Reports  on  Form  8-K

INDEX TO EXHIBITS


     The following exhibits are filed as a part of this disclosure statement:

Exhibit
Number     Description
-------    -----------

3.1*       Articles of Incorporation, filed on January 18, 1994
3.2*       Certificate of Incorporation dated January 18, 1994
3.3*       Articles of Amendment to the Articles of Incorporation,
            filed on January 15, 2002
3.4*       Certificate of Amendment dated January 15, 2002
3.5*       Articles of Amendment to the Articles of Incorporation,
            filed on July 19, 2002
3.6*       Certificate of Amendment dated July 19, 2002
3.7 *      Bylaws
23.1       Consent letter of Baumann, Raymondo & Co., P.A. dated March 26, 2004
99.1       Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2       Certification by Treasurer and Secretary pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------
Incorporated by reference registration statement on Form 10-SB (No. 000-49945) filed July 24, 2002.

Reports on Form 8-K
-------------------

     During the last three months covered by this Annual Report there were no Form 8-Ks filed with the SEC.


Item  14.  Principal  Accountant  Fees  and  Services.

     The Board of Directors has appointed Baumann, Raymondo and Company, PA as our independent auditors for the fiscal year ended December 31, 2003. Baumann, Raymondo & Company, PA has been regularly engaged independent auditor since July 8, 2002. Prior engaging Baumann, Raymondo & Company, PA we had no independent auditors.

     Baumann, Raymondo & Company, PA are engaged only as our independent auditors. They do not perform any other accounting or consulting services to us or on our behalf. Our auditing fees during the fiscal years ended December 31, 2002 and December 31, 2003 totaled $2,500 and $2,100, respectively. We do not anticipate a material change in auditing fees for the fiscal year ending December 31, 2004.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2004.

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

Signature                     Title                            Date

/s/ Victoria Z. Carlton        Chairman, President, and
-----------------------        Chief Executive Officer         March 29, 2004
Victoria Z. Carlton

/s/ Michael Hume               Treasurer, Secretary and
----------------------         Director                        March 29, 2004
Michael Hume




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


Date: March 29, 2004          /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: March 29, 2004          /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation

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

    BALANCE SHEET AS OF DECEMBER 31, 2003                     F-3

    STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      DECEMBER 31, 2001, 2002 AND 2003 AND THE CUMULATIVE
      PERIOD FROM INCEPTION TO DECEMBER 31, 2003              F-4

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 2001, 2002 AND 2003 AND THE CUMULATIVE
      PERIOD FROM INCEPTION TO DECEMBER 31, 2003              F-5

   STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
     DECEMBER 31, 2001, 2002 AND 2003 AND THE CUMULATIVE
      PERIOD FROM INCEPTION TO DECEMBER 31, 2003              F-6

   NOTES TO FINANCIAL STATEMENTS                              F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Restaurant Training Corporation
Tampa, Florida


We have audited the accompanying balance sheet of Restaurant Training Corporation (a development stage company) at December 31, 2003, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2001, 2002 and 2003 and the cumulative period from inception to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Restaurant Training Corporation at December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2001, 2002 and 2003, and the cumulative period from inception to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D, the Company has been in the development stage since its inception on January 18, 1994. The Company has limited equity resources so it may be necessary for the executive officers and directors to fund operations until such time as investment capital can be raised. In addition, the Company will need to hold expenses to a minimum and to obtain goods and services through the issuance of stock. Management hopes to generate enough interest from outside investors so that sufficient levels of capital can be raised. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 11, 2004

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS

Current assets:                                       $    -
                                                      ------
    Total current assets                              $    -
                                                      ======

                                   LIABILITIES

Current liabilities:
    Accounts payable                                 $16,000
    Due to officers                                    4,600
                                                      ------
    Total current liabilities                        $20,600
                                                      ======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding    $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                   -
    Additional paid-in capital                    (4,995,000)
    Accumulated deficit during the
       development stage                             (25,600)
                                                  -----------
         Total stockholders' equity                  (25,600)
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        -
                                                  ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                     Cumulative
                                       Year-ended       Year-ended     Year-ended      During
                                      December 31,     December 31,   December 31,   Development
                                          2001             2002           2003          Stage
                                      -------------    -------------  ------------  -------------

REVENUE                                    $    -          $    -        $      -        $     -

OPERATING EXPENSES
  Consulting services                           -               -            16,000       21,000
  Professional fees                             -           2,500             2,100        4,600
                                          --------        --------         ---------     --------
  Total operating expenses                      -           2,500            18,100       25,600

(Loss) on operations and net (loss)             -          (2,500)          (18,100)     (25,600)

(Loss) per common share

    Basic                                    NIL            NIL              NIL            NIL
                                          =========      =========        =========      =========

    Fully diluted                            NIL            NIL              NIL            NIL
                                          =========      =========        =========      =========
Weighted average number of shares
    Basic                                 5,000,000      5,000,000        5,000,000      5,000,000

    Fully diluted                         5,000,000      5,000,000        5,000,000      5,000,000

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                     Cumulative
                                       Year-ended       Year-ended     Year-ended      During
                                      December 31,     December 31,   December 31,   Development
                                          2001             2002           2003          Stage
                                      -------------    -------------  ------------  -------------

Cash flows from operating
activities:

 Net (loss)                             $      -         ($2,500)       ($18,100)     ($25,600)

 Adjustments to reconcile net (loss) to
 cash provided by (used) in operating
 activities:

 Shares issued to President of Sitra
 in conjunction with incorporation and
 organizing Sitra                              -               -               -         5,000

 Increase in accounts payable                  -               -          16,000        16,000
 Increase in due officers                      -           2,500           2,100         4,600
                                         --------        --------        --------      --------
 Total adjustments                             -           2,500          18,100        25,600
                                         --------        --------        --------      --------
 Net cash provided by (used) in
 operations                               $    -          $    -          $    -        $    -
                                         --------        --------        --------      --------

Net increase (decrease) in cash           $    -          $    -          $    -        $    -

Cash at beginning of the period                -               -               -             -
                                         --------        --------        --------      --------
Cash at end of the period                 $    -          $    -          $    -        $    -
                                         ========        ========        ========      ========


                                           RESTAURANT TRAINING CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (5,000)    (5,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 1999         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2000         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -         (2,500)   (2,500)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $ (7,500)  ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -        (18,100)  (18,100)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2003         5,000,000 $5,000,000 $(4,995,000)    $(25,600) ($20,600)
                                   ========== ========= ============ ============= ========




From January 18, 1994 (inception) through December 31, 2003 there have been no issuances of preferred stock.

                          RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2003, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Restaurant Training Corporation ("RTC" ) a Texas corporation organized on January 18, 1994 is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, establishing its accounting systems and other administrative functions.

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

RTC was an unregistered private shell with no operations prior to the acquisition of a controlling interest by Victoria Carlton and Michael Hume (the President and Treasurer of RTC, respectively) in January 2002. All historical information is the result of the preceding operating entity, Sitra Investments, Inc., which had no operations. Victoria Carlton and Michael Hume purchased 2,510,000 and 10,000 shares, respectively, at a price of $.001 per share from J. Scott Sitra in a private transaction.

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

Since its inception, RTC has an accumulated loss of $ 25,600 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

                          Future tax benefit     $  8,700
                          Valuation allowance      (8,700)
                          Net tax benefit        $      -

At December 31, 2001, 2002 and 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE B - STOCK ISSUANCES AND STOCK SPLIT

On February 7, 1994, 5,000 shares of Sitra $1.00 par value common stock were issued to the President of Sitra Investments, Inc. for services rendered for the incorporation and organization of RTC. The value of the services rendered to RTC was valued at $5,000. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

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

NOTE D - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through December 31, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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