Form 10QSB
period 2004-03-31
RESTAURANT TRAINING CORP
filed 2004-05-11
CIK 1177166

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

                          Commission File No. 000-33005

                         RESTAURANT TRAINING CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           TEXAS                     26-00040431
             -------------------------------     -------------------
             (State or other jurisdiction of       (IRS Employer
             Incorporation or Organization)      Identification No.)


                 3450 Palencia Dr., #2504, Tampa, Florida  33618
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (813) 265-3549
                                 (209) 254-8191 Fax
                                 ------------------
                           (Issuer's telephone number)

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

Item 3.           Defaults Upon Senior Securities......................15

Item 4.          Submission of Matters to a Vote of Security Holders...15

Item 5.           Other Information....................................15

Item 6.           Exhibits and Reports on Form 8-K.....................15

                  Signatures...........................................15

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                      March 31,    December 31,
                                                        2004           2003
                                                     (unaudited)     (audited)
                                                     -----------   ------------
                                     ASSETS

Current assets:                                        $     -        $     -
                                                       -------        -------
    Total current assets                               $     -        $     -
                                                       -------        -------

                                   LIABILITIES

Current liabilities:
    Accounts payable                                   $20,000        $16,000
    Due to officers                                      4,600          4,600
                                                       -------        -------
    Total current liabilities                          $24,600        $20,600
                                                       =======        =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding      $5,000,000     $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                     -              -
    Additional paid in capital                      (4,995,000)    (4,995,000)
    Accumulated deficit                                (29,600)       (25,600)
                                                    -----------    -----------
    Total stockholders' equity                         (24,600)       (20,600)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        -     $        -
                                                    ==========     ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                     Cumulative
                                                    3-months         3-months          During
                                                      Ended            Ended         Development
                                                     3/31/04          3/31/03           Stage
                                                  -------------    -------------    -------------

REVENUE                                                $    -            $    -         $     -

OPERATING EXPENSES
  Professional fees                                         -                 -           4,600
  Consulting services                                   4,000                 -          25,000
                                                      --------          --------        --------
  Total operating expenses                              4,000                 -          29,600
                                                      --------          --------        --------
Gain (Loss) on operations                              (4,000)                -         (29,600)
                                                      ========          ========        ========

Net income (loss)                                      (4,000)                -         (29,600)
                                                      ========          ========        ========

(Loss) per common share

    Basic                                                NIL              NIL
                                                      =========        =========

    Fully diluted                                        NIL              NIL
                                                      =========        =========
Weighted average number of shares
    Basic                                             5,000,000        5,000,000

    Fully diluted                                     5,000,000        5,000,000


                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Cumulative
                                                    3-months         3-months          During
                                                      Ended            Ended         Development
                                                     3/31/04          3/31/03           Stage
                                                  -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                              ($4,000)           $    -         ($29,600)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Shares issued to President of Sitra
      in conjunction with incorporation and
      organizing Sitra                                     -                -            5,000

      Increase in accounts payable                     4,000                -           20,000

      Increase in due officers                             -                -            4,600
                                                    --------         --------         --------
   Total adjustments                                   4,000                -           29,600
                                                    --------         --------         --------
   Net cash provided by (used) in operations          $    -           $    -           $    -
                                                    --------         --------         --------

Net increase (decrease) in cash                       $    -           $    -           $    -

Cash at beginning of the period                            -                -                -
                                                    --------         --------         --------
Cash at end of the period                             $    -           $    -           $    -
                                                    ========         ========         ========


                                           RESTAURANT TRAINING CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (5,000)    (5,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 1999         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2000         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -         (2,500)   (2,500)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $ (7,500)  ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -        (18,100)  (18,100)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2003         5,000,000 $5,000,000 $(4,995,000)    $(25,600) ($20,600)
                                   ========== ========= ============ ============= ========

  Net income (loss) for the period         -          -         -         (4,000)   (4,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, MARCH 31, 2004            5,000,000 $5,000,000 $(4,995,000)    $(29,600) ($24,600)
                                   ========== ========= ============ ============= ========





From January 18, 1994 (inception) through March 31, 2004 there have been no issuances of preferred stock.

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2003 filed on Form 10-KSB on March 31, 2004.

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

Since its inception, RTC has an accumulated loss of $29,600 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

                          Future tax benefit     $  9,768
                          Valuation allowance       (9,768)
                          Net tax benefit     $      -

At March 31, 2004, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE D - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through March 31, 2004. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

The Company's current officers and directors (Victoria Carlton and Michael Hume) have agreed to provide for the Company's minimal cash needs through the end of the fiscal year ending December 31, 2004. These minimal cash needs are estimated to be no more than $6,000.

The Company is relying on the current officers and directors to fund such needs. To the extent the officers and directors decide not continue to fund such needs beyond December 31, 2004, no outside funding is ever secured, and/or the Company fails to generate sufficient revenues to cover such cash costs, operations as they currently exist will cease.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended March 31, 2004 as the quarter ended March 31, 2004 and the three-months ended March 31, 2003 as the quarter ended March 31, 2003. We reference the current fiscal year which ends on December 31, 2004 as fiscal 2004.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company and do not anticipate generating material revenues during fiscal 2004.

Expenses

     We incurred expenses of $4,000 during the three-months ended March 31, 2004 compared to $-0- in expenses for the three-months ended March 31, 2003. These expenses were made to consultants and were directly related to our Securities and Exchange Commission (SEC) filing requirements. We do not anticipate incurring any material expenses outside of our annual auditing fees and consultant expenses related to our SEC reporting requirements until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For the three-month period ended March 31, 2004 we had a net loss of ($4,000), or NIL per share. This compares to $-0-, or NIL per share, for the three-month period ended March 31, 2003.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of March 31, 2004, we had no assets.

     As of March 31, 2004, we had liabilities consisting of a $4,600 note outstanding to a stockholder and officer. This note bears no interest and is payable upon demand. We also had accounts payable of $20,000. Aside from these liabilities, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2004 other than the continued expenses associated with our annual audit and filing requirements.


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

Employees

     As of March 31, 2004, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: May 7, 2004                 By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO




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


Date: May 7, 2004             /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: May 7, 2004             /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation