Form 10QSB
period 2004-09-30
RESTAURANT TRAINING CORP
filed 2004-11-12
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                          Commission File No. 000-33005


                         RESTAURANT TRAINING CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           TEXAS                     26-00040431
             -------------------------------     -------------------
             (State or other jurisdiction of       (IRS Employer
             Incorporation or Organization)      Identification No.)


                     8950 Jester Blvd., Austin, Texas  78750
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


           Class                                 Outstanding at November 8, 2004
           -----                                 -------------------------------

Common Stock, $1.00 par value                              5,000,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                         RESTAURANT TRAINING CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements........................................3

                  Balance Sheet
                    for the period ended September 30, 2004 (unaudited)
                    and the period ended December 31, 2003 (audited)..........3

                  Statement of Operations (unaudited)
                    for the three months ended September 30, 2004
                    and the three months ended September 30, 2003
                    and the nine months ended September 30, 2004
                    and the nine months ended September 30, 2003..............4

                  Statement of Cash Flow (unaudited)
                    for the three months ended September 30, 2004
                    and the three months ended September 30, 2003
                    and the nine months ended September 30, 2004
                    and the nine months ended September 30, 2003..............5

                  Notes to Financial Statements (unaudited) ..................7

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation........................................10

Item 3.           Controls and Procedures....................................14

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings..........................................14

Item 2.           Changes in Securities and Use of Proceeds..................15

Item 3.           Defaults Upon Senior Securities............................15

Item 4.           Submission of Matters to a Vote of Security Holders........15

Item 5.           Other Information..........................................15

Item 6.           Exhibits and Reports on Form 8-K...........................15

                  Signatures.................................................15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                   September 30,   December 31,
                                                       2004           2003
                                                    (unaudited)     (audited)
                                                    -----------   ------------
                                     ASSETS

Current assets:                                      $     -          $     -
                                                     -------          -------
    Total current assets                             $     -          $     -
                                                     -------          -------

                                   LIABILITIES

Current liabilities:
    Accounts payable                                $28,000          $16,000
    Due to officers                                   4,600            4,600
                                                    -------          -------
    Total current liabilities                       $32,600          $20,600
                                                    =======          =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding   $5,000,000       $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                  -                -
    Additional paid in capital                   (4,995,000)      (4,995,000)
     Accumulated deficit                            (37,600)         (25,600)
                                                   --------         --------
    Total stockholders' equity                      (32,600)         (20,600)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      -         $      -
                                                   ========         ========

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/04          9/30/03          9/30/04         9/30/03            Stage
                                                  -------------    -------------    -------------    -------------    ------------

REVENUE                                                  $    -          $    -           $    -          $    -         $     -

OPERATING EXPENSES
  Consulting services                                     4,000               -           12,000           2,100           37,600
                                                        --------        --------         --------        --------        --------
  Total operating expenses                                4,000               -           12,000           2,100           37,600

(Loss) on operations and net (loss)                      (4,000)              -          (12,000)         (2,100)         (37,600)

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

      RESTAURANT TRAINING CORPORATION (FORMERLY SITRA INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/04          9/30/03          9/30/03         9/30/02            Stage
                                                  -------------    -------------    -------------    -------------    ------------
Cash flows from operating activities:
   Net (loss) earnings                               ($4,000)        $      -         ($12,000)           ($2,100)       ($37,600)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Consulting services                              4,000                -           12,000              2,100          32,600

      Shares issued to President of Sitra
       in conjunction with incorporation and
       organizing Sitra                                    -                -                -                  -           5,000
                                                    --------         --------         --------           --------         --------
   Total adjustments                                   4,000                -           12,000              2,100          37,600
                                                    --------         --------         --------           --------         --------
   Net cash provided by (used) in operations        $      -         $      -         $      -           $      -         $      -
                                                    --------         --------         --------           --------         --------

Net increase (decrease) in cash                     $      -         $      -         $      -           $      -         $      -

Cash at beginning of the period                            -                -                -                  -                -
                                                    --------         --------         --------           --------         --------
Cash at end of the period                           $      -         $      -         $      -           $      -         $      -
                                                    ========         ========         ========           ========         ========


                                           RESTAURANT TRAINING CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (5,000)    (5,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 1999         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2000         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -         (2,500)   (2,500)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $ (7,500)  ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -        (18,100)  (18,100)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2003         5,000,000 $5,000,000 $(4,995,000)    $(25,600) ($20,600)
                                   ========== ========= ============ ============= ========

  Net income (loss) for the period         -          -         -        (12,000)  (12,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, SEPTEMBER 30, 2004        5,000,000 $5,000,000 $(4,995,000)    $(37,600) ($32,600)
                                   ========== ========= ============ ============= ========





From January 18, 1994 (inception) through September 30, 2004 there have been no issuances of preferred stock.

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

Restaurant Training Corporation ("RTC") a Texas corporation organized on January 18, 1994 is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, establishing its accounting systems and other administrative functions.

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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months and nine-months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2003 filed on Form 10-KSB on March 31, 2004.

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

Since its inception, RTC has an accumulated loss of $37,600 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

                          Future tax benefit     $  5,640
                          Valuation allowance      (5,640)
                          Net tax benefit        $      -

At September 30, 2004, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE D - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through September 30, 2004. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Results of Operations

     For the ease of reference, we refer to the current fiscal year ending December 31, 2004 as fiscal 2004.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company.

Expenses

     We incurred expenses of $4,000 during the three-months ended September 30, 2004 compared to $-0- in expenses for the three-months ended September 30, 2003, which represents a $4,000 increase in expenses. Our expenses for the nine-months ended September 30, 2004 were $12,000 compared to $2,100 for the nine-months ended September 30, 2003, which represents a $9,900, or 471.4%, increase in expenses. These expenses were made to consultants and were directly related to maintaining and complying with our Securities and Exchange Commission
(SEC) filing requirements. We do not anticipate incurring any material expenses outside of our annual auditing fees and consultant expenses related to our SEC reporting requirements until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For the three-month period ended September 30, 2004 we had a net loss of ($4,000), or NIL per share. This compares to net of $-0-, or NIL per share, for the three-month period ended September 30, 2003. For the nine-months ended September 30, 2004 we had a net loss of ($12,000), or NIL per share. This compares to a net loss of ($2,100), or NIL per share, for the nine-months ended June 30, 2003

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of September 30, 2004, we had no assets.

     As of September 30, 2004, we had liabilities consisting of a $4,600 note outstanding to a stockholder and officer. This note bears no interest and is payable upon demand. We also had accounts payable of $28,000. Aside from these liabilities, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2004 other than the continued expenses associated with our annual audit and filing requirements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 25, 2004 a civil suit was filed in Dallas County, Texas naming us as a defendant amongst others. The suit alleges breach of contract, conversion and suit for declaratory judgment. Because we are dependent upon our officers and directors to fund our defense this suit may have a material adverse impact upon our operations and financial condition and could force us to file for bankruptcy protection.

     We are not currently party to any other legal proceedings, nor are we aware of any other pending or threatened actions against us.


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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: November 12, 2004           By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO

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


Date: November 12, 2004       /s/ Victoria Z. Carlton
                              -------------------------------------------

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


Date: November 12, 2004       /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation