Form 10KSB
period 2004-12-31
RESTAURANT TRAINING CORP
filed 2005-04-12
CIK 1177166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number: 000- 49945

                         Restaurant Training Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    TEXAS                              26-0004043
           ----------------------               ----------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
                    incorporation)



            7475 Skillman, Suite C-102 Dallas, Texas            75231
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

The Registrant's revenues for its fiscal year ended December 31, 2004 were $-0-.

The aggregate market value of the voting stock on March 1, 2005 (consisting of Common Stock, $1.00 par value per share) held by non-affiliates was approximately $3,600 based upon the most recent private sales price for such Common Stock on said date ($0.02). On such date, there were 5,000,000 shares of Registrant's Common Stock issued and outstanding.

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

PART II......................................................................13
     Item 5.  Market for Common Equity and Related Stockholder Matters.......13
     Item 6.  Management's Discussion and Analysis or Plan of Operation......14
     Item 7.  Financial Statements...........................................19
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................19
     Item 8A. Controls and Procedures........................................19

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

     As of December 31, 2004, we had no revenues and an accumulated deficit of ($41,600). We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to incur varied operating expenses and, as a result, will need to generate considerable revenues to achieve profitability, which may never occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.


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

Employees

     As of March 1, 2005, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 20 hours a week working on our business.

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


Item 2.  Description of Property

Properties

     One of our affiliates currently provides us with approximately 150 square feet of office space free of charge within her own residence. Our affiliate has no plans to begin charging us a rent within the next year for the usage of this space.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

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

     As of March 1, 2005, we had approximately 47 stockholders of record.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" and elsewhere in this Annual Report.

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

Results of Operations

     For the ease of reference, we refer to the fiscal year ended December 31, 2003 as fiscal 2003, the fiscal year ended December 31, 2004 as fiscal 2004, and the current fiscal year which ends December 31, 2005 as fiscal 2005.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company and anticipate generating minimal, if any, revenue for the remainder of fiscal 2005.

Expenses

     For fiscal 2004 we incurred expenses of $16,000 compared to expenses of $18,100 for fiscal 2003. Fiscal 2004's expenses were $2,100, or 11.6%, lower than the prior fiscal year.

     We do not anticipate incurring any additional material expenses, other than our annual auditing and filing fees, until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For fiscal 2004 we incurred a loss of ($16,000), or NIL per share, which was directly related to our audit expense and maintaining our reporting requirements with the Securities and Exchange Commission. This compares to ($18,100), or NIL per share, for fiscal 2003, which represents a reduction in net loss of $2,100, or 11.6%.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through the personal contributions of our officers and directors.

     As of December 31, 2004, we had no assets.

     As of December 31, 2004, we had liabilities consisting of a note outstanding to a stockholder and officer. This note bears no interest and is payable upon demand. We also had accounts payable of $32,000. Aside from these liabilities, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2005 other than the continued expenses associated with our annual audit and filing requirements.

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

Item 8A.  Controls and Procedures.

     Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of theend of the period covered by this report, thatour "disclosure controls and procedures",as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 ("Exchange Act"), are effective to ensure that information required to be disclosed in the reports thatwe file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.There were no changes inour internal control over financial reporting during thefiscalquarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect,our internal controls over financial reporting.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers, promoters and control person, their ages as of March 1, 2005, and their positions with us are as follows:

       Name          Age    Position                                   Since
       ----          ---    --------                                  --------
Victoria Z. Carlton   29    Chairman, President, Chief Executive       2002
                            Officer and Director

Michael Hume          34    Treasurer, Secretary and Director          2002


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

VICTORIA Z. CARLTON has been our Chairman, President, Chief Executive Officer and a Director since March 15, 2002. She was a co-founder of Premier Development & Investment, Inc. in March 2001 and began working for them in a full-time capacity in November 2001. Prior to joining Premier she served as the Human Resources Coordinator for Theochem Corporation, an international chemical company located in Tampa, Florida. She joined Theochem in April 2001 where her duties included processing all applicants, advertising, screening and interviewing for open positions, as well as conducting orientation for all new hires and disseminating benefits information. Preceding her position at Theochem, she worked for IBM from June 1997 through June 2000 where she worked with the Global Services and eBusiness development teams on the Y2K eBusiness Customer Readiness Project helping clients upgrade their systems for Year 2000 compliance issues. Prior to joining IBM, Ms. Carlton worked in retail as a manager at Linen Supermarket. Ms. Carlton attended the University of South Florida in Tampa, Florida. Ms. Carlton will devote no more than 20 hours per week on our business.

MICHAEL HUME has been our Treasurer, Secretary and a Director since March 15, 2002. Mr. Hume brings with him over 10 years of sales, management and promotional experience in the food and service industry. He concurrently works as the general manager of Players Grille, Inc. located in Jacksonville, Florida. Prior to joining Players Grille in August 2004 Mr. Hume had been working at the Tampa Ale House since its inception in March 1998. Prior to joining Tampa Ale House, Mr. Hume managed the Terrace Grill and Jazz Club, also located in Tampa, Florida. Mr. Hume's tenure at Terrace Grill and Jazz Club began in August 1996 and his responsibilities included the hiring of employees and musicians, general promotions, advertising and the oversight of day-to-day activities. Mr. Hume attended the University of South Florida in Tampa, Florida. Mr. Hume will devote no more than 20 hours per week on our business.

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2004 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2004, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

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

     Additionally, we have never issued any stock options nor do we have any plans to issue any such instruments during the current fiscal year ending December 31, 2005. Furthermore, we do not anticipate in making any restricted stock grants or other types of non-cash compensation during the current fiscal year ending December 31, 2005.

Item 11. Security Ownership of Beneficial Owners and Management

     The following table present certain information as of March 1, 2005 regarding the beneficial ownership of our common stock by:

- each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

-     each of our directors; and

-     all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 1, 2005 we had 5,000,000 shares issued and outstanding.

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

Item 13.  Exhibits  and  Reports  on  Form  8-K

INDEX TO EXHIBITS

     The following exhibits are filed as a part of this disclosure statement:

Exhibit
Number     Description
-------    -----------

3.1*       Articles of Incorporation, filed on January 18, 1994
3.2*       Certificate of Incorporation dated January 18, 1994
3.3*       Articles of Amendment to the Articles of Incorporation,
            filed on January 15, 2002
3.4*       Certificate of Amendment dated January 15, 2002
3.5*       Articles of Amendment to the Articles of Incorporation,
            filed on July 19, 2002
3.6*       Certificate of Amendment dated July 19, 2002
3.7 *      Bylaws
23.1       Consent letter of Baumann, Raymondo & Co., P.A. dated April 5, 2005

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


Item 14.  Principal  Accountant  Fees  and  Services.

     The Board of Directors has appointed Baumann, Raymondo and Company, PA as our independent auditors for the fiscal year ended December 31, 2004. Baumann, Raymondo & Company, PA has been regularly engaged independent auditor since July 8, 2002. Prior engaging Baumann, Raymondo & Company, PA we had no independent auditors.

     Baumann, Raymondo & Company, PA are engaged only as our independent auditors. They do not perform any other accounting or consulting services to us or on our behalf. Our auditing fees during the fiscal years ended December 31, 2002, December 31, 2003 and December 31, 2004 totaled $2,500, $2,100 and $2,100, respectively. We do not anticipate a material change in auditing fees for the fiscal year ending December 31, 2005.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 2005.

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

Signature                     Title                            Date

/s/ Victoria Z. Carlton        Chairman, President, and
-----------------------        Chief Executive Officer         April 12, 2005
Victoria Z. Carlton

/s/ Michael Hume               Treasurer, Secretary and
----------------------         Director                        April 12, 2005
Michael Hume



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

Date: April 12, 2005          /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: April 12, 2005          /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Restaurant Training Corporation
Tampa, Florida

We have audited the accompanying balance sheet of Restaurant Training Corporation (a development stage company) at December 31, 2004, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2002, 2003 and 2004, and the cumulative period from inception to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Restaurant Training Corporation at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2002, 2003 and 2004, and the cumulative period from inception to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
February 24, 2005

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

Current assets:                                       $    -
                                                      ------
    Total current assets                              $    -
                                                      ======

                                   LIABILITIES

Current liabilities:
    Accounts payable                                 $32,000
    Due to officers                                    4,600
                                                      ------
    Total current liabilities                        $36,600
                                                      ======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding    $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                   -
    Additional paid-in capital                    (4,995,000)
    Accumulated deficit during the
       development stage                             (41,600)
                                                  -----------
         Total stockholders' equity                  (36,600)
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        -
                                                  ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                     Cumulative
                                       Year-ended       Year-ended     Year-ended      During
                                      December 31,     December 31,   December 31,   Development
                                          2002             2003           2004          Stage
                                      -------------    -------------  ------------  -------------

REVENUE                                    $    -          $    -        $      -        $     -

OPERATING EXPENSES
  Consulting services                           -          16,000            16,000       32,000
  Organizational Costs                          -               -                 -        5,000
  Professional fees                         2,500           2,100                 -        4,600
                                          --------        --------         ---------     --------
  Total operating expenses                  2,500          18,100            16,000       41,600

(Loss) on operations and net (loss)        (2,500)        (18,100)          (16,000)     (41,600)

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

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                     Cumulative
                                       Year-ended       Year-ended     Year-ended      During
                                      December 31,     December 31,   December 31,   Development
                                          2002             2003           2004          Stage
                                      -------------    -------------  ------------  -------------

Cash flows from operating
activities:

 Net (loss)                              ($2,500)       ($18,100)       ($16,000)     ($41,600)

 Adjustments to reconcile net (loss) to
 cash provided by (used) in operating
 activities:

 Shares issued to President of Sitra
 in conjunction with incorporation and
 organizing Sitra                              -               -               -         5,000

 Increase in accounts payable                  -          16,000          16,000        32,000
 Increase in due officers                  2,500           2,100               -         4,600
                                         --------        --------        --------      --------
 Total adjustments                         2,500           2,100          16,000        41,600
                                         --------        --------        --------      --------
 Net cash provided by (used) in
 operations                               $    -          $    -          $    -        $    -
                                         --------        --------        --------      --------

Net increase (decrease) in cash           $    -          $    -          $    -        $    -

Cash at beginning of the period                -               -               -             -
                                         --------        --------        --------      --------
Cash at end of the period                 $    -          $    -          $    -        $    -
                                         ========        ========        ========      ========


                                           RESTAURANT TRAINING CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (5,000)    (5,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 1999         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2000         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -         (2,500)   (2,500)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $ (7,500)  ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -        (18,100)  (18,100)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2003         5,000,000 $5,000,000 $(4,995,000)    $(25,600) ($20,600)
                                   ========== ========= ============ ============= ========

  Net income (loss) for the year           -          -         -        (16,000)  (16,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2004         5,000,000 $5,000,000 $(4,995,000)    $(41,600) ($36,600)
                                   ========== ========= ============ ============= ========



From January 18, 1994 (inception) through December 31, 2004 there have been no issuances of preferred stock.

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003, AND 2002

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

On May 1, 2001 Sitra Investments, Inc. ("Sitra") approved an amendment to its articles of incorporation to (a) change the name of the company from Sitra Investments, Inc. to Restaurant Training Corporation; (b) increase the number of common shares from 10,000,000 to 50,000,000; and (c) increase the number of preferred shares from 500,000 to 10,000,000. The amendments were received by the State of Texas and have been found to conform to law on January 15, 2002.

As of December 31, 2001, J. Scott Sitra owned 5,000,000 common shares, or 100% of the issued and outstanding common shares of RTC. Mr. Sitra sold 2,100,000 shares to Stag Financial Group, Inc. (a company controlled by J. Scott Sitra) in January 2002 at a price of $.001 per share. Stag Financial Group will not participate in the ongoing operations of RTC other than continuing to assist with RTC's Edgar filing requirements amounts owed to Stag Financial Group for assisting with SEC filings amounted to $16,000 and $32,000 at December 31, 2003 and 2004, respectively. Furthermore, the rights held by Stag Financial Group and the other minority shareholders are not significant participatory rights other than those held by all other owners of RTC's common stock.

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

Since its inception, RTC has an accumulated loss of $ 41,600 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

                          Future tax benefit     $  6,240
                          Valuation allowance      (6,240)
                          Net tax benefit        $      -

At December 31, 2002, 2003 and 2004, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE D - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through December 31, 2004. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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