Form 10QSB
period 2005-03-31
RESTAURANT TRAINING CORP
filed 2005-05-04
CIK 1177166

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

                          Commission File No. 000-33005

                         RESTAURANT TRAINING CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           TEXAS                     26-00040431
             -------------------------------     -------------------
             (State or other jurisdiction of       (IRS Employer
             Incorporation or Organization)      Identification No.)


            7475 Skillman, Suite C-102 Dallas, Texas            75231
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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at May 2, 2005
           -----                                 ---------------------------

Common Stock, $1.00 par value                             5,000,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                         RESTAURANT TRAINING CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended March 31, 2005 (unaudited)
                    and the period ended December 31, 2004 (audited)....3

                  Statement of Operations Operations (unaudited)
                    for the three months ended March 31, 2005
                    and the three months ended March 31, 2004
                    and the cumulative period from inception
                    through March 31, 2005..............................4

                  Statement of Cash Flow (unaudited) (unaudited)
                    for the three months ended March 31, 2005
                    and the three months ended March 31, 2004
                    and the cumulative period from inception
                    through March 31, 2005..............................5

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

Item 4.           Submission of Matters to a Vote of Security Holders..15

Item 5.           Other Information....................................15

Item 6.           Exhibits and Reports on Form 8-K.....................15

                  Signatures...........................................15

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                      March 31,    December 31,
                                                        2005           2004
                                                     (unaudited)     (audited)
                                                     -----------   ------------
                                     ASSETS

Current assets:                                        $     -        $     -
                                                       -------        -------
    Total current assets                               $     -        $     -
                                                       -------        -------

                                   LIABILITIES

Current liabilities:
    Accounts payable                                   $36,000        $32,000
    Due to officers                                      4,600          4,600
                                                       -------        -------
    Total current liabilities                          $40,600        $36,600
                                                       =======        =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding      $5,000,000     $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                     -              -
    Additional paid in capital                      (4,995,000)    (4,995,000)
    Accumulated deficit                                (45,600)       (41,600)
                                                    -----------    -----------
    Total stockholders' equity                         (40,600)       (36,600)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        -     $        -
                                                    ==========     ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                     Cumulative
                                                    3-months         3-months          During
                                                      Ended            Ended         Development
                                                     3/31/05          3/31/04           Stage
                                                  -------------    -------------    -------------

REVENUE                                                $    -            $    -         $     -

OPERATING EXPENSES
  Professional fees                                         -                 -           4,600
  Organizational Costs                                      -                 -           5,000
  Consulting services                                   4,000             4,000          36,000
                                                      --------          --------        --------
  Total operating expenses                              4,000             4,000          45,600
                                                      --------          --------        --------
Gain (Loss) on operations                              (4,000)           (4,000)        (45,600)
                                                      ========          ========        ========

Net income (loss)                                      (4,000)           (4,000)        (45,600)
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


                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Cumulative
                                                    3-months         3-months          During
                                                      Ended            Ended         Development
                                                     3/31/05          3/31/04           Stage
                                                  -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                              ($4,000)          ($4,000)        ($45,600)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Shares issued to President of Sitra
      in conjunction with incorporation and
      organizing Sitra                                     -                -            5,000

      Increase in accounts payable                     4,000            4,000           36,000

      Increase in due officers                             -                -            4,600
                                                    --------         --------         --------
   Total adjustments                                   4,000            4,000           45,600
                                                    --------         --------         --------
   Net cash provided by (used) in operations          $    -           $    -           $    -
                                                    --------         --------         --------

Net increase (decrease) in cash                       $    -           $    -           $    -

Cash at beginning of the period                            -                -                -
                                                    --------         --------         --------
Cash at end of the period                             $    -           $    -           $    -
                                                    ========         ========         ========


                                           RESTAURANT TRAINING CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (unaudited)


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (5,000)    (5,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 1999         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2000         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -         (2,500)   (2,500)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $ (7,500)  ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -        (18,100)  (18,100)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2003         5,000,000 $5,000,000 $(4,995,000)    $(25,600) ($20,600)
                                   ========== ========= ============ ============= ========

  Net income (loss) for the year           -          -         -        (16,000)  (16,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2004         5,000,000 $5,000,000 $(4,995,000)    $(41,600) ($36,600)
                                   ========== ========= ============ ============= ========

  Net income (loss) for period             -          -         -         (4,000)   (4,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, MARCH 31, 2005            5,000,000 $5,000,000 $(4,995,000)    $(45,600) ($40,600)
                                   ========== ========= ============ ============= ========




From January 18, 1994 (inception) through March 31, 2005 there have been no issuances of preferred stock.

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the Registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2004 filed on Form 10-KSB on April 12, 2005.

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

Since its inception, RTC has an accumulated loss of $45,600 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

                          Future tax benefit     $  6,840
                          Valuation allowance      (6,840)
                          Net tax benefit        $      -

At March 31, 2005, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE D - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through March 31, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

The Company's current officers and directors (Victoria Carlton and Michael Hume) have agreed to provide for the Company's minimal cash needs through the end of the fiscal year ending December 31, 2005. These minimal cash needs are estimated to be no more than $6,000.

The Company is relying on the current officers and directors to fund such needs. To the extent the officers and directors decide not continue to fund such needs, no outside funding is ever secured, and/or the Company fails to generate sufficient revenues to cover such cash costs, operations as they currently exist will cease.

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

Overview

     We are a development stage company involved in assisting both franchised and non-franchised restaurant businesses organize, properly train, and retain their employees. The majority of our time has been spent on developing our business plan and trying to raise investment capital. We anticipate these areas will continue to consume the majority of our time over the next twelve months.

Results of Operations

     For the ease of reference, we refer to the current fiscal year ending December 31, 2005 as fiscal 2005.

Revenues

     We have never generated any revenues since our inception on January 18, 1994. We remain a development stage company.

Expenses

     We incurred expenses of $4,000 during the three-months ended March 31, 2005 which was flat compared to $4,000 in expenses for the three-months ended March 31, 2004. These expenses were made to consultants and were directly related to maintaining and complying with our Securities and Exchange Commission (SEC) filing requirements. We do not anticipate incurring any material expenses outside of our annual auditing fees and consultant expenses related to our SEC reporting requirements until management either secures appropriate funding or is able to begin generating initial revenues.

Net Results

     For the three-month period ended March 31, 2005 we had a net loss of ($4,000), or NIL per share. This compares to net loss of ($4,000), or NIL per share, for the three-month period ended March 31, 2004.

Liquidity and Capital Resources

     We have financed our operating activities, which have consisted primarily of our incorporation and organization, through a private offering of our equity securities and the personal contributions of our officers and directors.

     As of March 31, 2005, we had no assets.

     As of March 31, 2005, we had liabilities consisting of a $4,600 note outstanding to a stockholder and officer. This note bears no interest and is payable upon demand. We also had accounts payable of $36,000. Aside from these liabilities, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2005 other than the continued expenses associated with our annual audit and filing requirements.

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

Employees

     As of March 31, 2005, we had no full-time employees and two part-time employees. Our part-time employees do not spend more than 10 hours a week working on our business.

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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: May 4, 2005                 By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO

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

Date: May 4, 2005             /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: May 4, 2005             /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation