Form 10QSB
period 2005-06-30
RESTAURANT TRAINING CORP
filed 2005-07-28
CIK 1177166

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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


           Class                                 Outstanding at July 28, 2005
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

                         RESTAURANT TRAINING CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended June 30, 2005 (unaudited)
                    and the period ended December 31, 2004 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended June 30, 2005
                   and the three months ended June 30, 2004
                   and the six months ended June 30, 2005
                   and the six months ended June 30, 2004
                   and the period from January 18, 1994 (inception)
                   through June 30, 2005................................4

                  Statement of Cash Flow (unaudited)
                   for the three months ended June 30, 2005
                   and the three months ended June 30, 2004
                   and the six months ended June 30, 2005
                   and the six months ended June 30, 2004
                   and the period from January 18, 1994 (inception)
                   through June 30, 2005................................5

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

Item 4.          Submission of Matters to a Vote of Security Holders...15

Item 5.           Other Information....................................15

Item 6.           Exhibits and Reports on Form 8-K.....................15

                  Signatures...........................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                      June 30,     December 31,
                                                        2005           2004
                                                     (unaudited)     (audited)
                                                     -----------   ------------
                                     ASSETS

Current assets:                                        $     -        $     -
                                                       -------        -------
    Total current assets                               $     -        $     -
                                                       -------        -------

                                   LIABILITIES

Current liabilities:
    Accounts payable                                   $40,000        $32,000
    Due to officers                                      4,600          4,600
                                                       -------        -------
    Total current liabilities                          $44,600        $36,600
                                                       =======        =======
Stockholders' equity:
    Common stock, $1.00 par value
       50,000,000 authorized;
       5,000,000 shares issued and outstanding      $5,000,000     $5,000,000
    Preferred stock, $2.00 par value
       10,000,000 authorized;
       -0- shares issued and outstanding                     -              -
    Additional paid in capital                      (4,995,000)    (4,995,000)
    Accumulated deficit                                (49,600)       (41,600)
                                                    -----------    -----------
    Total stockholders' equity                         (44,600)       (36,600)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        -     $        -
                                                    ==========     ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months        6-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004        Stage
                                                  -------------    -------------    -------------    -------------    -------------

REVENUE                                                  $    -          $    -           $    -          $    -         $     -

OPERATING EXPENSES
  Professional fees                                           -               -                -               -            4,600
  Organizational costs                                        -               -                -               -            5,000
  Consulting services                                     4,000           4,000            8,000           8,000           40,000
                                                        --------        --------         --------        --------        --------
  Total operating expenses                                4,000           4,000            8,000           8,000           49,600

(Loss) on operations and net (loss)                      (4,000)         (4,000)          (8,000)         (8,000)         (49,600)

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

                        RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months        6-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004        Stage
                                                  -------------    -------------    -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                               ($4,000)         ($4,000)         ($8,000)           ($8,000)       ($49,600)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Consulting and professional services             4,000            4,000            8,000              8,000          44,600

      Shares issued to President of Sitra
       in conjunction with incorporation and
       organizing Sitra                                    -                -                -                  -           5,000
                                                    --------         --------         --------           --------         --------
   Total adjustments                                   4,000            4,000            8,000              8,000          49,600
                                                    --------         --------         --------           --------         --------
   Net cash provided by (used) in operations        $      -         $      -         $      -           $      -         $      -
                                                    --------         --------         --------           --------         --------

Net increase (decrease) in cash                     $      -         $      -         $      -           $      -         $      -

Cash at beginning of the period                            -                -                -                  -                -
                                                    --------         --------         --------           --------         --------
Cash at end of the period                           $      -         $      -         $      -           $      -         $      -
                                                    ========         ========         ========           ========         ========


                                           RESTAURANT TRAINING CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (unaudited)


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                       ADDITIONAL   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, JANUARY 18, 1994
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 February 7, 1994, issuance of
   common stock to officer
   for services                        5,000      5,000         -             -      5,000

 May 21, 1994, Issuance of
   common stock in connection
   with 1,000 for 1 split          4,995,000  4,995,000 (4,995,000)           -          -

  Net loss during period                   -          -         -        (5,000)    (5,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 1999         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2000         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -              -         -
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2001         5,000,000 $5,000,000 $(4,995,000)    $ (5,000)  $     -
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -         (2,500)   (2,500)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2002         5,000,000 $5,000,000 $(4,995,000)    $ (7,500)  ($2,500)
                                   ========== ========= ============ =============  =======

  Net income (loss) for the year           -          -         -        (18,100)  (18,100)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2003         5,000,000 $5,000,000 $(4,995,000)    $(25,600) ($20,600)
                                   ========== ========= ============ ============= ========

  Net income (loss) for the year           -          -         -        (16,000)  (16,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, DECEMBER 31, 2004         5,000,000 $5,000,000 $(4,995,000)    $(41,600) ($36,600)
                                   ========== ========= ============ ============= ========

  Net income (loss) for period             -          -         -         (8,000)   (8,000)
                                ------------- ---------  -----------  ------------  -------

BALANCE, JUNE 30, 2005             5,000,000 $5,000,000 $(4,995,000)    $(49,600) ($44,600)
                                   ========== ========= ============ ============= ========




From January 18, 1994 (inception) through June 30, 2005 there have been no issuances of preferred stock.

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six-months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the Registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2004 filed on Form 10-KSB on April 12, 2005.

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

Since its inception, RTC has an accumulated loss of $49,600 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

                          Future tax benefit     $  7,440
                          Valuation allowance      (7,440)
                          Net tax benefit        $      -

At June 30, 2005, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE D - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on January 18, 1994 through June 30, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended June 30, 2005 as the quarter ended June 30, 2005 and the period of six-months ended June 30, 2005 as the six-months ended June 30, 2005. Additionally, we refer to the three months ended June 30, 2004 as the quarter ended June 30, 2004 and the period of six-months ended June 30, 2004 as the six-months ended June 30, 2004. We reference the current fiscal year which ends on December 31, 2005 as fiscal 2005.

Revenues

     We have not generated any revenue since our inception on January 18, 1994. Furthermore, we do not anticipate generating any material revenue during the remainder of fiscal 2005.

Expenses

     Operating Expenses. Our operating expenses consist primarily of professional fees and accounting fees. These expenses totaled $4,000 for the quarter ended June 30, 2005 which was flat compared to $4,000 for the quarter ended June 30, 2004.

     For the six-months ended June 30, 2005, our operating expenses totaled $8,000 which was also flat compared to $8,000 for the six-months ended June 30, 2004. The loss was directly related to the burden of complying with our Securities and Exchange Commission reporting requirements.

Operating Loss

     Our operating loss for the quarter ended June 30, 2005 was ($4,000) which was flat compared to an operating loss of ($4,000) for the quarter ended June 30, 2004.

     For the six-months ended June 30, 2005 our operating loss was ($8,000) which was flat compared to an operating loss of ($8,000) for the six-months ended June 30, 2004. The loss was directly related to the burden of complying with our Securities and Exchange Commission reporting requirements.

Net Loss

     We experienced a net loss of ($4,000), or NIL per share, for the quarter ended June 30, 2005, which was flat compared to a net loss of ($4,000), or NIL per share, for the quarter ended June 30, 2004.

     Our net loss for the six-months ended June 30, 2005 was ($8,000), or NIL per share, which was flat compared to ($8,000), or NIL per share, for the six-months ended June 30, 2004. The loss was directly related to the burden of complying with our Securities and Exchange Commission reporting requirements.

Liquidity and Capital Resources

     Since our inception on January 18, 1994, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers.

     As of June 30, 2005, we had no cash or cash equivalents.

     As of June 30, 2005, we had financial obligations totaling $44,600, consisting of accounts payable of $40,000 and notes due officers of $4,600.

     We do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2005. We also expect to experience continued net losses for the remainder of fiscal 2005 and, most likely, into subsequent fiscal periods.

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

                                   Restaurant Training Corporation
                                   (Registrant)



Dated: July 28, 2005               By: /s/ Victoria Z. Carlton
                                       -----------------------
                                       Victoria Z. Carlton
                                       President and CEO




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


Date: July 28, 2003           /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation




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


Date: July 28, 2003           /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation