Form 10KSB/A
period 2004-12-31
RESTAURANT TRAINING CORP
filed 2005-10-27
CIK 1177166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB
                                   (Mark One)

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

                       Commission file number: 000- 49945

                         Restaurant Training Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                              TEXAS     26-0004043
                ----------------------     ----------------------
        (State or other jurisdiction of incorporation)     (I.R.S. Employer
                             Identification Number)


            7475 Skillman, Suite C-102 Dallas, Texas            75231
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

Item 3.  Legal Proceedings

     On August 25, 2004 a civil suit was filed in Dallas County, Texas naming us as a defendant amongst others. The suit alleges breach of contract, conversion and suit for declaratory judgment. The suit was settled on June 16, 2005 with no liability to us or our officers and directors.

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

Name and Address
Of Beneficial Owner
-------------------
                                           Shares
                                        Beneficially  Percentage
Directors and Executive Officers:           Held         Owned
---------------------------------       -----------   ----------
Victoria Z. Carlton (1)
2203 Palencia Dr. #2203
Tampa, FL  33618
                                         2,710,000       54.2%
Michael Hume
6722 Marwa Pointe Village Ct. #201
Tampa, FL  33624
                                           10,000          *
All directors and officers as a group
(2 persons)                              2,720,000       54.4%

Five Percent Stockholders
-------------------------
Stag Financial Group, Inc. (2)
P. O. Box 23542
Tampa, FL  33623                         2,100,000       42.0%

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

Item  13.  Exhibits  and  Reports  on  Form  8-K

INDEX TO EXHIBITS

     The following exhibits are filed as a part of this disclosure statement:

Exhibit
Number      Description
-------     -----------

3.1*        Articles of Incorporation, filed on January 18, 1994
3.2*        Certificate of Incorporation dated January 18, 1994
3.3*        Articles of Amendment to the Articles of Incorporation,
             filed on January 15, 2002
3.4*        Certificate of Amendment dated January 15, 2002
3.5*        Articles of Amendment to the Articles of Incorporation,
             filed on July 19, 2002
3.6*        Certificate of Amendment dated July 19, 2002
3.7*        Bylaws
23.1**      Consent letter of Baumann, Raymondo & Co., P.A. dated April 5, 2005
99.1**      Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2**      Certification by Treasurer and Secretary pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------
* Incorporated by reference registration statement on Form 10-SB (No. 000-49945) filed July 24, 2002.

** Incorporated by reference on Form 10-KSB filed April 12, 2005.


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

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of October, 2005.

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

Signature                     Title                            Date

/s/ Victoria Z. Carlton        Chairman, President, and
-----------------------        Chief Executive Officer         October 25, 2005
Victoria Z. Carlton


/s/ Michael Hume               Treasurer, Secretary and
----------------------         Director                        October 25, 2005
Michael Hume



                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Victoria Z. Carlton, certify that:


1. I have reviewed this Form 10-KSB Amendment No. 1 of Restaurant Training Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: October 25, 2005        /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              President and Chief Executive Officer
                              Restaurant Training Corporation

             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Michael Hume, certify that:


1. I have reviewed this Form 10-KSB Amendment No. 1 of Restaurant Training Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: October 25, 2005        /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Restaurant Training Corporation

                              FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ----

INDEPENDENT AUDITORS' REPORT                                     F-1

FINANCIAL STATEMENTS -

BALANCE SHEET AT DECEMBER 31, 2004                               F-2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002,
2003 AND 2004 AND THE CUMULATIVE PERIOD FROM INCEPTION TO
DECEMBER 31, 2004                                                F-3

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002,
2003 AND 2004 AND THE CUMULATIVE PERIOD FROM INCEPTION TO
DECEMBER 31, 2004.                                               F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2002, 2003 AND 2004 AND THE CUMULATIVE PERIOD FROM
INCEPTION TO DECEMBER 31, 2004.                                  F-5

NOTES TO FINANCIAL STATEMENTS                                    F-6

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
                                                  ===========

                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                          CUMULATIVE
                                       YEAR-ENDED       YEAR-ENDED       YEAR-ENDED         DURING
                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      DEVELOPMENT
                                          2002             2003             2004             STAGE
                                      -------------    -------------    -------------    -------------
REVENUE                                    $-               $-               $-               $-

OPERATING EXPENSES
CONSULTING SERVICES                         -             16,000           16,000           32,000
ORGANIZATIONAL COSTS                        -                -                -              5,000
PROFESSIONAL FEES                         2,500            2,100              -              4,600
                                         ------           ------           ------           ------
                                          2,500           18,100           16,000           41,600

(LOSS) ON OPERATIONS AND NET (LOSS)      (2,500)         (18,100)         (16,000)         (41,600)

(LOSS) PER COMMON SHARE

BASIC                                      NIL              NIL              NIL
                                         ======           ======           ======

FULLY DILUTED                              NIL              NIL              NIL
                                         ======           ======           ======
WEIGHTED AVERAGE NUMBER OF SHARES

BASIC                                   5,000,000        5,000,000        5,000,000

FULLY DILUTED                           5,000,000        5,000,000        5,000,000


                         RESTAURANT TRAINING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                              CUMULATIVE
                                           YEAR-ENDED       YEAR-ENDED       YEAR-ENDED         DURING
                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      DEVELOPMENT
                                              2002             2003             2004             STAGE
                                          -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)                                  ($2,500)         ($18,100)        ($16,000)        ($41,600)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
CASH PROVIDED BY (USED) IN OPERATING
ACTIVITIES:

SHARES ISSUED TO PRESIDENT OF SITRA
IN CONJUNCTION WITH INCORPORATION AND
ORGANIZING SITRA                                -                -                -              5,000
INCREASE IN ACCOUNTS PAYABLE                    -             16,000           16,000           32,000
INCREASE IN DUE OFFICERS                      2,500            2,100              -              4,600
                                             -------          -------          -------          -------
TOTAL ADJUSTMENTS                             2,500            2,100           16,000           41,600
                                             -------          -------          -------          -------
NET CASH PROVIDED BY (USED) IN
OPERATIONS                                     $-               $-               $-               $-
                                             -------          -------          -------          -------

NET INCREASE (DECREASE) IN CASH                $-               $-               $-               $-

CASH AT BEGINNING OF THE PERIOD                 -                -                -                -
                                             -------          -------          -------          -------
CASH AT END OF THE PERIOD                       -                -                -                -
                                             =======          =======          =======          =======



                                           RESTAURANT TRAINING CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                                              DEFICIT
                                                                            ACCUMULATED
                                                             ADDITIONAL      DURING THE
                                   COMMON        STOCK         PAID-IN      DEVELOPMENT
                                   SHARES        AMOUNT        CAPITAL         STAGE           TOTAL
                                   ------        ------      -----------    ------------      ------
BALANCE, JANUARY 18, 1994
(INCEPTION)                           -            $-            $-              $-             $-

FEBRUARY 7, 1994, ISSUANCE OF
COMMON STOCK TO OFFICER
FOR SERVICES                        5,000        5,000            -              -             5,000

MAY 21, 1994, ISSUANCE OF
COMMON STOCK IN CONNECTION
WITH 1,000 FOR 1 SPLIT            4,995,000    4,995,000     (4,995,000)         -               -

NET LOSS DURING PERIOD                -            -              -           (5,000)         (5,000)
                                 -----------  -----------    -----------    -----------     -----------
BALANCE, DECEMBER 31, 1999        5,000,000    $5,000,000   ($4,995,000)      ($5,000)          $-
                                 ===========  ===========    ===========    ===========     ===========

NET INCOME (LOSS) FOR THE YEAR        -            -              -              -               -
                                 -----------  -----------    -----------    -----------     -----------
BALANCE, DECEMBER 31, 2000        5,000,000    $5,000,000   ($4,995,000)      ($5,000)          $-
                                 ===========  ===========    ===========    ===========     ===========

NET INCOME (LOSS) FOR THE YEAR        -            -              -              -               -
                                 -----------  -----------    -----------    -----------     -----------
BALANCE, DECEMBER 31, 2001        5,000,000    $5,000,000   ($4,995,000)      ($5,000)          $-
                                 ===========  ===========    ===========    ===========     ===========

NET INCOME (LOSS) FOR THE YEAR        -            -              -           (2,500)         (2,500)
                                 -----------  -----------    -----------    -----------     -----------
BALANCE, DECEMBER 31, 2002        5,000,000    $5,000,000   ($4,995,000)      ($7,500)       ($2,500)
                                 ===========  ===========    ===========    ===========     ===========

NET INCOME (LOSS) FOR THE YEAR        -            -              -           (18,100)       (18,100)
                                 -----------  -----------    -----------    -----------     -----------
BALANCE, DECEMBER 31, 2003        5,000,000    $5,000,000   ($4,995,000)     ($25,600)       ($20,600)
                                 ===========  ===========    ===========    ===========     ===========

NET INCOME (LOSS) FOR THE YEAR        -            -              -           (16,000)       (16,000)
                                 -----------  -----------    -----------    -----------     -----------
BALANCE, DECEMBER 31, 2004        5,000,000    $5,000,000   ($4,995,000)     ($41,600)       ($36,600)
                                 ===========  ===========    ===========    ===========     ===========






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